Form 10-Q
period 1996-03-31
FIRST COMMONWEALTH INC
filed 1996-05-15
CIK 1001493

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission file number: 0-27064


                           FIRST COMMONWEALTH, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-2154228
  (State or other jurisdiction              (IRS employer identification number)
of incorporation or organization)


             444 NORTH WELLS STREET, SUITE 600, CHICAGO, IL  60610
                   (Address of principal executive offices)

                                (312) 644-1800
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [x]    No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest applicable date.

Common Stock, par value $.001 per share, outstanding as of April 26, 1996:
3,368,240 shares
- --------------------------------------------------------------------------------

                           FIRST COMMONWEALTH, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995................................................  3

         Consolidated Statements of Income for the three months ended
           March 31, 1996 and 1995..........................................  5

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1996 and 1995..........................................  6

         Reconciliations of Net Income to Net Cash Provided by Operating
           Activities for the three months ended March 31, 1996 and 1995....  7

         Notes to Consolidated Financial Statements.........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  9

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K................................... 12

SIGNATURES.................................................................. 13


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------
(Dollars in Thousands)


                                                        MARCH 31,   DECEMBER 31,
ASSETS                                                    1996          1995
- ------                                                  ---------   ------------
                                                       (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                               $10,551       $12,680

 Investments - Short Term                                  2,141             0

 Accounts receivable, net of allowance
 of $224 at March 31, 1996 and $197 at
 December 31, 1995                                         2,616         1,751

 Other receivables                                           113            52

 Deposit under reinsurance agreement                         582           432

 Prepaid expenses                                          1,317         1,290

 Deferred tax asset                                          761           665

 Income taxes receivable                                      19            19
                                                         -------       -------

   Total current assets                                   18,100        16,889
                                                         -------       -------

PROPERTY AND EQUIPMENT, at cost                            2,540         2,465

 Less - Accumulated depreciation                          (1,201)       (1,086)
                                                         -------       -------

   Property and equipment, net                             1,339         1,379
                                                         -------       -------

OTHER ASSETS:

 Restricted cash equivalents and government securities
 on deposit, at cost which approximates market               976           799

 Deposits and other                                           43            44
                                                         -------       -------

   Total other assets                                      1,019           843
                                                         -------       -------

   TOTAL ASSETS                                          $20,458       $19,111
                                                         =======       =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued
- --------------------------------------------------
(Dollars in Thousands)

                                                        MARCH 31,   DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1996          1995
                                                        ---------   ------------
                                                       (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                                $    98       $   364

 Accounts payable - dental service providers                 439           399

 Claims liability                                          1,548         1,258

 Accrued payroll and related costs                           556           846

 Other accrued expenses                                      546           720

 Current portion of capital lease obligations                 11            27

 Deferred subscriber revenue                               3,763         3,263

 Payable under reinsurance agreement                         525           389

 Accrued preferred dividends and stock
 redemption payable                                            0            14

 Income taxes payable                                        471             0
                                                         -------       -------

   Total current liabilities                               7,957         7,280

CAPITAL LEASE OBLIGATIONS, less current portion                0             0

DEFERRED TAX LIABILITY - long-term                           125           125
                                                         -------       -------

   Total liabilities                                       8,082         7,405
                                                         -------       -------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
   shares authorized, none issued)                             0             0

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,368,240 shares at March 31, 1996
   and 3,365,375 shares at December 31, 1995 issued
   and outstanding)                                            3             3

 Capital in excess of par value                            7,678         7,677

 Retained earnings                                         4,695         4,026
                                                         -------       -------

   Total stockholders' equity                             12,376        11,706
                                                         -------       -------

   Total liabilities and stockholder's equity            $20,458       $19,111
                                                         =======       =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------
(Dollars in Thousands, except per share data)


                                                   FOR THE THREE MONTHS ENDED:
                                                 -------------------------------
                                                 MARCH 31, 1996   MARCH 31, 1995
                                                 --------------   --------------
SUBSCRIBER REVENUE                                (Unaudited)      (Unaudited)

 Managed Care                                      $    7,097       $    6,106
 Indemnity/PPO                                          2,492            1,633
 Fee Income                                               184              195
                                                   ----------       ----------

   Total Subscriber Revenue                             9,773            7,934
                                                   ----------       ----------

BENEFIT COVERAGE EXPENSES

 Managed Care                                           4,086            3,532
 Indemnity/PPO                                          1,940            1,302
 Fee Income                                                --               --
                                                   ----------       ----------

   Total Benefit Coverage Expenses                      6,026            4,834
                                                   ----------       ----------

GROSS MARGIN

 Managed Care                                           3,011            2,574
 Indemnity/PPO                                            552              331
 Fee Income                                               184              195
                                                   ----------       ----------

   Total Gross Margin                                   3,747            3,100

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE             2,794            2,291
                                                   ----------       ----------

 Operating income                                         953              809

INTEREST INCOME, net                                      162               27
                                                   ----------       ----------

 Income before income taxes                             1,115              836

PROVISION FOR INCOME TAXES                                446              335
                                                   ----------       ----------

NET INCOME                                         $      669       $      501
                                                   ==========       ==========

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                       3,496,125        2,862,176

EARNINGS PER SHARE                                      $0.19            $0.18

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------
(Dollars in Thousands)

                                                     FOR THE THREE MONTHS ENDED:
                                                     ---------------------------
                                                     MARCH 31,        MARCH 31,
                                                       1996              1995
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:               (Unaudited)      (Unaudited)

 Cash received from subscribers                       $ 9,409          $ 8,668
 Cash paid to providers of care                        (3,847)          (3,301)
 Cash paid to employees, brokers and suppliers         (3,618)          (2,579)
 Claims paid                                           (1,650)            (678)
 Interest paid                                              0               (1)
 Interest received                                         85               22
 Income taxes paid                                        (71)            (107)
 Cash transferred to restricted funds                    (177)            (130)
                                                      -------          -------

   Net cash provided by operating activities              131            1,894
                                                      -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment, net                  (75)             (75)
 Purchase of short-term investment                     (3,163)               0
 Proceeds from short-term investment                    1,007                0
                                                      -------          -------

   Net cash used in investing activities               (2,231)             (75)
                                                      -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of common stock                                   0                0
 Principal payments on capital leases                     (16)             (15)
 Payments of preferred dividends                          (13)             (13)
                                                      -------          -------

   Net cash used in financing activities                  (29)             (28)
                                                      -------          -------

   Net change in cash and cash equivalents             (2,129)           1,791

CASH AND CASH EQUIVALENTS,
 beginning of period                                   12,680            2,706
                                                      -------          -------

CASH AND CASH EQUIVALENTS,
 end of period                                        $10,551          $ 4,497
                                                      =======          =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
- -------------------------------------------------------------------------------
(Dollars in Thousands)

                                                   For The Three Months Ended:
                                                 -------------------------------
                                                 March 31, 1996   March 31, 1995
                                                 --------------   --------------
                                                   (Unaudited)      (Unaudited)
Net income                                           $ 669            $  501
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization................        131                85
  (Increase) decrease in assets:
    Accounts receivable, net...................       (865)             (123)
    Other receivables..........................        (61)                1
    Deposit under reinsurance agreement........       (151)              (88)
    Prepaid expenses...........................        (27)               66
    Deferred tax asset.........................        (96)                0
    Income taxes receivable....................          0                69
    Restricted cash equivalents and government
      securities...............................       (177)             (130)
    Deposits and other.........................          1                 5
  Increase (decrease) in current liabilities:
    Accounts payable -- trade..................       (266)              (45)
    Accounts payable -- dental service
      providers................................         40                11
    Claims liability...........................        291               622
    Accrued payroll and related costs..........       (290)              (98)
    Other accrued expenses.....................       (175)               (3)
    Deferred subscriber revenue................        500               783
    Payable under reinsurance agreement........        136                79
    Income taxes payable.......................        471               159
  Increase in long-term liabilities:
    Long-term deferred tax liability...........          0                 0
                                                     -----            ------
Net cash provided by operating activities......      $ 131            $1,894
                                                     =====            ======

The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries, First Commonwealth of Illinois, Inc., First Commonwealth Limited Health Services Corporation and First Commonwealth Reinsurance Company, and its affiliate, First Commonwealth Health Services Corporation (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The financial position and results of operations of First Commonwealth Health Services Corporation, an affiliated not-for-profit company, are not material to the Company's financial statements.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1996, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   Earnings Per Share

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus (i) the number of shares of common stock into which the Series B Preferred Stock was converted upon the occurrence of the initial public offering for periods solely prior to the initial public offering; (ii) the dilutive effect of stock options; and (iii) the dilutive effect of all shares issued and shares subject to options granted at prices below the public offering price of $15.00 per share within one year prior to the initial filing date of the registration statement for the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Total subscriber revenue increased by $1.8 million, or 23.2%, to $9.8 million in the three months ended March 31, 1996 from $7.9 million in the three months ended March 31, 1995. This increase is primarily attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans. Managed care revenue increased by $990,000, or 16.2%, to $7.1 million in the three months ended March 31, 1996 from $6.1 million in the same period in 1995, primarily due to a 11.3% increase in new members and, to a lesser extent, a shift toward managed care products with higher benefit and premium levels. Indemnity/PPO revenue increased $860,000 to $2.5 million in 1996 from $1.6 million in 1995, primarily as a result of adding new indemnity/PPO plan members. In January 1996, the Company introduced its new PPO product (Managed
Choice/SM/ Triple Option), which integrates a managed component, the PPO option, into the Company's indemnity plans. The Indemnity/PPO revenue line now includes revenue from both indemnity business that includes the PPO component as well as indemnity business that does not include the PPO component. The PPO component was available to less than 10% of the Company's Indemnity/PPO members as of March 31, 1996.

     Total gross margin increased by $647,000, or 20.9%, to $3.7 million in the three months ended March 31, 1996 from $3.1 million in the three months ended March 31, 1995. Total gross margin as a percentage of revenue was 38.3% in 1996 as compared to 39.1% in 1995. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's indemnity/PPO products, which have a significantly lower gross margin percentage than the Company's managed care products. Managed care gross margin as a percentage of revenue was 42.4% in 1996 as compared to 42.2% in 1995. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 22.2% in 1996 from 20.3% in 1995. This improved indemnity/PPO gross margin is the result of favorable claims experience and increased premium rates charged for the Company's indemnity/PPO plans.

     SG&A expenses increased by $503,000, or 22.0%, to $2.8 million for the three months ended March 31, 1996 from $2.3 million for the three months ended March 31, 1995. As a percentage of revenue, SG&A expenses dropped to 28.6% for 1996 from 28.9% for 1995. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with indemnity/PPO plans. Commissions to independent brokers increased 21.0% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, as a result of the increased revenue from small to medium size employer markets. As a percentage of total revenue, commissions for the three months ended March 31, 1996 declined to 4.8% from 5.6% for the same period in 1995 as a result of a lower commissions associated with the Company's growing indemnity/PPO business.

     Operating income increased by $144,000, or 17.8%, to $953,000 for the three months ended March 31, 1996 from $809,000 for the three months ended March 31, 1995. As a percentage of revenue, operating income was 9.8% in 1996 as compared to 10.2% in 1995. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income increased by $135,000 to $162,000 for the three months ended March 31, 1996 from $27,000 for the three months ended March 31, 1995 as a result of an improved cash position during the period as well as the investment of proceeds from the initial public offering.

     The effective tax rate for for the three months ended March 31, 1996 and 1995 was 40.0%.

     Net income increased by $168,000, or 33.5%, to $669,000 for the three months ended March 31, 1996 from $501,000 for the three months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements for the three months ended March 31, 1996 have been met principally through operating cash flows. The primary uses of cash have been for operating activities and capital investments in the business. The Company believes that cash generated from operations, together with its increased capital of $6.6 million from the proceeds of the initial public offering in November 1995, will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $131,000 and $1.9 million for the three months ended March 31, 1996, and 1995, respectively. The decrease in cash flows from operating activities includes a $1.0 million increase in the amount of cash paid to employees, brokers and suppliers due primarily to payments relating to costs of the initial public offering that were not paid until the first three months of 1996. In addition, claims paid increased $972,000 in the first three months of 1996 as a result of a significant increase in the Company's indemnity/PPO business. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $2.2 million and $75,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in cash used in the first three months of 1996 relates primarily to $2.1 million used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $75,000 for the three months ended March 31, 1996 and 1995, respectively mainly for furniture, leasehold improvements, and equipment as the Company has expanded their leased office space.

     Cash used in financing activities was $29,000 and $28,000 for the three months ended March 31, 1996 and 1995, respectively, for payments on capital leases and dividends on preferred stock.

     As of March 31, 1996, the Company had cash and cash equivalents of $10.6 million as well as short term investments of $2.1 million and no long term debt outstanding. In addition, the Company has a $500,000 unsecured revolving line of credit facility which expires June 30, 1996, which has not been drawn upon during the past three years. Any outstanding indebtedness under the line of credit will bear interest at a rate equal to the prime rate. To the extent the Company makes acquisitions, a portion of the purchase price may be financed through borrowings.

     Under applicable insurance laws of the states in which the Company conducts business, the Company's subsidiaries operating in the particular state are required to maintain a minimum level of net worth and reserves. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory requirements, or to expand its operations into new geographic areas. In addition, applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital or surplus would be impaired.


IMPACT OF INFLATION

     The Company does not believe the impact of inflation has significantly affected the Company's operations.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORMS 8-K

          (a)  Exhibits:

                3.1 Second Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3.1 as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

                3.2 Restated Bylaws of the Company are hereby incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

               10 First Commonwealth, Inc. 1995 Long-Term Incentive Plan, as amended as of April 26, 1996, is hereby incorporated by reference to Annex A to the registrant's definitive proxy statement as filed with the Securities and Exchange Commission on April 29, 1996

               11     Statement Regarding Computation of Net Earnings Per Share

               27     Financial Data Schedule

          (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:

               None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       FIRST COMMONWEALTH, INC.
                                             (Registrant)


Date:  May 14, 1996                    By: /s/ Christopher C. Multhauf
                                           -------------------------------------
                                           Christopher C. Multhauf
                                           Chairman and Chief Executive Officer


Date:  May 14, 1996                    By: /s/ David W. Mulligan
                                           -------------------------------------
                                           David W. Mulligan
                                           President, Secretary and Chief
                                           Operating Officer


Date:  May 14, 1996                    By: /s/ Scott B. Sanders
                                           -------------------------------------
                                           Scott B. Sanders
                                           Chief Financial Officer and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                               Description
- -----------                               -----------

    3.1        --   Second Restated Certificate of Incorporation of the Company,
                    as amended, is hereby incorporated by reference to Exhibit
                    3.1 as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

    3.2        --   Restated Bylaws of the Company are hereby incorporated by
                    reference to the Company's Registration Statement on Form
                    S-1, as amended (Registration No. 33-97426)

   10          --   First Commonwealth, Inc. 1995 Long-Term Incentive Plan, as
                    amended as of April 26, 1996, is hereby incorporated by reference to Annex A to the registrant's definitive proxy statement as filed with the Securities and Exchange
                    Commission on April 29, 1996

   11          --   Statement Regarding Computation of Net Earnings Per Share

   27          --   Financial Data Schedule