Form 10-Q
period 1996-06-30
FIRST COMMONWEALTH INC
filed 1996-08-13
CIK 1001493

               ----------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission file number: 0-27064


                           FIRST COMMONWEALTH, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                            75-2154228
     (State or other jurisdiction of            (IRS employer identification
     incorporation or organization)             number)

             444 NORTH WELLS STREET, SUITE 600, CHICAGO, IL  60610
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.001 per share, outstanding as of July 26, 1996:
3,367,855 shares

               ----------------------------------------------

                           FIRST COMMONWEALTH, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX


                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 and
         December 31, 1995...............................................   3

         Consolidated Statements of Income for the three and six
         months ended June 30, 1996 and 1995.............................   5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1996 and 1995..........................................   6

         Reconciliations of Net Income to Net Cash Provided by
         Operating Activities for the six months ended
         June 30, 1996 and 1995..........................................   7

         Notes to Consolidated Financial Statements......................   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   9

                         PART II.   OTHER INFORMATION
                         ----------------------------


Item 6.  Exhibits and Reports on Form 8-K................................  13

SIGNATURES...............................................................  15

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------


ITEM 1.  FINANCIAL STATEMENTS

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------
(Dollars in Thousands)

ASSETS                                                    JUNE 30, 1996               DECEMBER 31, 1995
- ------                                                    -------------               -----------------
                                                           (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                                   $ 9,272                        $12,680

 Investments - Short Term                                      4,121                              0

 Accounts receivable, net of allowance
 of $219 at June 30, 1996 and $197 at
 December 31, 1995                                             1,714                          1,751

 Other receivables                                               117                             71

 Deposit under reinsurance agreement                             485                            432

 Prepaid expenses                                              1,314                          1,290

 Prepaid income taxes                                            404                              0

 Deferred tax asset                                              622                            665
                                                             -------                        -------

   Total current assets                                       18,049                         16,889
                                                             -------                        -------

PROPERTY AND EQUIPMENT, at cost                                2,770                          2,465

 Less - Accumulated depreciation                              (1,328)                        (1,086)
                                                             -------                        -------

   Property and equipment, net                                 1,442                          1,379
                                                             -------                        -------

OTHER ASSETS:

 Restricted cash equivalents and government securities
 on deposit, at cost which approximates market                 1,077                            799

 Deposits and other                                               92                             44
                                                             -------                        -------

   Total other assets                                          1,169                            843
                                                             -------                        -------

   TOTAL ASSETS                                              $20,660                        $19,111
                                                             =======                        =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued

- -------------------------------------------------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY                            JUNE 30, 1996   DECEMBER 31, 1995
                                                                -------------   -----------------
                                                                  (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                                             $   149             $   364

 Accounts payable - dental service providers                              407                 399

 Claims liability                                                       1,395               1,258

 Accrued payroll and related costs                                        643                 846

 Other accrued expenses                                                   600                 720

 Current portion of capital lease obligations                               0                  27

 Deferred subscriber revenue                                            3,841               3,263

 Payable under reinsurance agreement                                      437                 389

 Accrued preferred dividends and stock
 redemption payable                                                         0                  14

 Income taxes payable                                                       0                   0
                                                                      -------             -------

  Total current liabilities                                             7,472               7,280

CAPITAL LEASE OBLIGATIONS, less current portion                             0                   0

DEFERRED TAX LIABILITY - long-term                                        125                 125
                                                                      -------             -------

  Total liabilities                                                     7,597               7,405
                                                                      -------             -------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
  shares authorized, none issued)                                           0                   0

 Common stock ($.001 par value; 15,000,000 shares
  authorized, 3,368,240 shares at June 30, 1996
  and 3,365,375 shares at December 31, 1995 issued
  and outstanding)                                                          3                   3

 Capital in excess of par value                                         7,678               7,677

 Less 355 shares of common stock held in treasury, at cost                (10)                  0

 Retained earnings                                                      5,392               4,026
                                                                      -------             -------

  Total stockholders' equity                                           13,063              11,706
                                                                      -------             -------

  Total liabilities and stockholder's equity                          $20,660             $19,111
                                                                      =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)


                                        FOR THE THREE MONTHS ENDED:     FOR THE SIX MONTHS ENDED:
                                        -----------------------------   -----------------------------
                                        JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995
                                        -------------   -------------   -------------   -------------
SUBSCRIBER REVENUE                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

  Managed Care                             $    7,313      $    6,276      $   14,410      $   12,382
  Indemnity/PPO                                 2,558           1,746           5,050           3,379
  Fee Income                                      148             182             332             377
                                           ----------      ----------      ----------      ----------

     Total Subscriber Revenue                  10,019           8,204          19,792          16,138
                                           ----------      ----------      ----------      ----------


BENEFIT COVERAGE EXPENSES

  Managed Care                                  4,215           3,614           8,301           7,146
  Indemnity/PPO                                 2,005           1,393           3,945           2,695
  Fee Income                                       --              --              --              --
                                           ----------      ----------      ----------      ----------

     Total Benefit Coverage Expenses            6,220           5,007          12,246           9,841
                                           ----------      ----------      ----------      ----------

GROSS MARGIN

  Managed Care                                  3,098           2,662           6,109           5,236
  Indemnity/PPO                                   553             353           1,105             684
  Fee Income                                      148             182             332             377
                                           ----------      ----------      ----------      ----------

     Total Gross Margin                         3,799           3,197           7,546           6,297

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                          2,793           2,357           5,587           4,648
                                           ----------      ----------      ----------      ----------

  Operating income                              1,006             840           1,959           1,649

INTEREST INCOME, net                              160              46             322              73
                                           ----------      ----------      ----------      ----------

  Income before income taxes                    1,166             886           2,281           1,722

PROVISION FOR INCOME TAXES                        468             354             914             689
                                           ----------      ----------      ----------      ----------

NET INCOME                                 $      698      $      532      $    1,367      $    1,033
                                           ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING               3,500,668       2,862,176       3,500,053       2,862,176

EARNINGS PER SHARE                              $0.20           $0.19           $0.39           $0.36

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
(Dollars in Thousands)



                                                           FOR THE SIX MONTHS ENDED:
                                                         JUNE 30, 1996   JUNE 30 , 1995
                                                         -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (Unaudited)      (Unaudited)

     Cash received from subscribers                          $20,468          $16,954
     Cash paid to providers of care                           (7,780)          (6,738)
     Cash paid to employees, brokers and suppliers            (6,487)          (5,357)
     Claims paid                                              (3,818)          (2,036)
     Interest paid                                                (1)              (3)
     Interest received                                           274               63
     Income taxes paid                                        (1,275)            (886)
     Cash transferred to restricted funds                       (279)            (268)
                                                            --------          -------

       Net cash provided by operating activities               1,102            1,729
                                                            --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                    (306)            (230)
     Purchase of short-term investment                        (5,162)               0
     Proceeds from short-term investment                       1,007                0
                                                            --------          -------

       Net cash used in investing activities                  (4,461)            (230)
                                                            --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                      1                0
     Principal payments on capital leases                        (27)             (30)
     Purchase of treasury stock                                  (10)               0
     Redemption of preferred stock                                 0               (1)
     Payments of preferred dividends                             (13)             (27)
                                                            --------         --------

       Net cash used in financing activities                     (49)             (58)
                                                            --------         --------

       Net change in cash and cash equivalents                (3,408)           1,441


CASH AND CASH EQUIVALENTS,
     beginning of period                                      12,680            2,706
                                                            --------         --------

CASH AND CASH EQUIVALENTS,
     end of period                                           $ 9,272          $ 4,147
                                                            ========         ========


The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
- -------------------------------------------------------------------------------
(Dollars in Thousands)




                                                                    FOR THE SIX MONTHS ENDED:
                                                                 JUNE 30, 1996   JUNE 30, 1995
                                                                 -------------   -------------
                                                                   (Unaudited)     (Unaudited)

 Net income                                                           $1,367          $1,033

 Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                       276             181

     (Increase) decrease in assets:

       Accounts receivable, net                                           38            (324)

       Other receivables                                                 (46)             88

       Deposit under reinsurance agreement                               (53)           (322)

       Prepaid expenses                                                  (24)           (157)

       Deferred tax asset                                                 43            (317)

       Prepaid income taxes                                             (404)              0

       Restricted cash equivalents and government
       securities                                                       (279)           (267)

       Deposits and other                                                (47)              6

     Increase (decrease) in current liabilities:

       Accounts payable - trade                                         (216)            (69)

       Accounts payable - dental service providers                         7              41

       Claims liability                                                  137             654

       Accrued payroll and related costs                                (203)             35

       Other accrued expenses                                           (120)             25

       Deferred subscriber revenue                                       578             804

       Payable under reinsurance agreement                                48             290

       Income taxes payable                                                0              14

     Increase in long-term liabilities:

       Long-term deferred tax liability                                    0              14
                                                                      ------          ------

     Net cash provided by operating activities                        $1,102          $1,729
                                                                      ======          ======

The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1996, and the results of its operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Total subscriber revenue increased by $1.8 million, or 22.1%, to $10.0 million in the three months ended June 30, 1996 from $8.2 million in the three months ended June 30, 1995. This increase is primarily attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans. Managed care revenue increased by $1.0 million, or 16.5%, to $7.3 million in the three months ended June 30, 1996 from $6.3 million in the same period in 1995, primarily due to a 11.3% increase in new members and, to a lesser extent, a shift toward managed care products with higher benefit and premium levels. Indemnity/PPO revenue increased $812,000 to $2.6 million in 1996 from $1.7 million in 1995, primarily as a result of adding new indemnity/PPO plan members. In addition, in 1996, Indemnity/PPO revenue now includes revenue from the PPO component of the Company's new Managed Choice/SM/ Triple Option product which was introduced January 1, 1996.

     Total gross margin increased by $602,000, or 18.8%, to $3.8 million in the three months ended June 30, 1996 from $3.2 million in the three months ended June 30, 1995. Total gross margin as a percentage of revenue was 37.9% in 1996 as compared to 39.0% in 1995. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's indemnity/PPO products, which have a significantly lower gross margin percentage than the Company's managed care products. Managed care gross margin as a percentage of revenue was 42.4% in 1996 as compared to 42.4% in 1995. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 21.6% in 1996 from 20.2% in 1995. This improved indemnity/PPO gross margin is the result of favorable claims experience and increased premium rates charged for the Company's indemnity/PPO plans.

     SG&A expenses increased by $436,000, or 18.5%, to $2.8 million for the three months ended June 30, 1996 from $2.4 million for the three months ended June 30, 1995. As a percentage of revenue, SG&A expenses dropped to 27.9% for 1996 from 28.7% for 1995. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with indemnity/PPO plans. Commissions to independent brokers increased 20.2% during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, as a result of the increased revenue from small to medium size employer markets. As a percentage of total revenue, commissions for the three months ended June 30, 1996 declined to 5.0% from 5.3% for the same period in 1995 as a result of a lower commissions associated with the Company's growing indemnity/PPO business.

     Operating income increased by $166,000, or 19.8%, to $1.0 million for the three months ended June 30, 1996 from $840,000 for the three months ended June 30, 1995. As a percentage of revenue, operating income was 10.0% in 1996 as compared to 10.2% in 1995. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income increased by $114,000 to $160,000 for the three months ended June 30, 1996 from $46,000 for the three months ended June 30, 1995 as a result of an improved cash position during the period as well as the investment of proceeds from the initial public offering.

     The effective tax rate for the three months ended June 30, 1996 and 1995 was 40.0%.

     Net income increased by $166,000, or 31.2%, to $698,000 for the three months ended June 30, 1996 from $532,000 for the three months ended June 30, 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total subscriber revenue increased by $3.7 million, or 22.6%, to $19.8 million in the six months ended June 30, 1996 from $16.1 million in the six months ended June 30, 1995. This increase is primarily attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans. Managed care revenue increased by $2.0 million, or 16.4%, to $14.4 million in the six months ended June 30, 1996 from $12.4 million in the same period in 1995, primarily due to a 11.3% increase in new members and, to a lesser extent, a shift toward managed care products with higher benefit and premium levels. Indemnity/PPO revenue increased $1.7 million to $5.1 million in 1996 from $3.4 million in 1995, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $1.2 million, or 19.8%, to $7.5 million in the six months ended June 30, 1996 from $6.3 million in the six months ended June 30, 1995. Total gross margin as a percentage of revenue was 38.1% in 1996 as compared to 39.0% in 1995. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's indemnity/PPO products, which have a significantly lower gross margin percentage than the Company's managed care products. Managed care gross margin as a percentage of revenue was 42.4% in 1996 as compared to 42.3% in 1995. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 21.9% in 1996 from 20.2% in 1995. This improved indemnity/PPO gross margin is the result of favorable claims experience and increased premium rates charged for the Company's indemnity/PPO plans.

     SG&A expenses increased by $939,000, or 20.2%, to $5.6 million for the six months ended June 30, 1996 from $4.6 million for the six months ended June 30, 1995. As a percentage of revenue, SG&A expenses dropped to 28.2% for 1996 from 28.8% for 1995. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with indemnity/PPO plans. Commissions to independent brokers increased 20.6% during the six months ended June 30, 1996 as compared to the six months ended

June 30, 1995, as a result of the increased revenue from small to medium size employer markets. As a percentage of total revenue, commissions for the six months ended June 30, 1996 declined to 4.9% from 5.4% for the same period in 1995 as a result of a lower commissions associated with the Company's growing indemnity/PPO business.

     Operating income increased by $310,000, or 18.8%, to $2.0 million for the six months ended June 30, 1996 from $1.6 million for the six months ended June 30, 1995. As a percentage of revenue, operating income was 9.9% in 1996 as compared to 10.2% in 1995. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income increased by $249,000 to $322,000 for the six months ended June 30, 1996 from $73,000 for the six months ended June 30, 1995 as a result of an improved cash position during the period as well as the investment of proceeds from the initial public offering.

     The effective tax rate for the six months ended June 30, 1996 and 1995 was 40.0%.

     Net income increased by $334,000, or 32.3%, to $1.4 million for the six months ended June 30, 1996 from $1.0 million for the six months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements for the six months ended June 30, 1996 have been met principally through operating cash flows. The primary uses of cash have been for operating activities and capital investments in the business. The Company believes that cash generated from operations, together with its increased capital of $6.6 million from the proceeds of the initial public offering in November 1995, will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $1.1 million and $1.7 million for the six months ended June 30, 1996, and 1995, respectively. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $4.5 million and $230,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash used in the first six months of 1996 relates primarily to a net of $4.2 million used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $306,000 for the six months ended June 30, 1996 and $230,000 for the six months ended June 30, 1995, respectively, for furniture, leasehold improvements, and equipment as the Company has expanded their leased office space.

     Cash used in financing activities was $49,000 and $58,000 for the six months ended June 30, 1996 and 1995, respectively, primarily for payments on capital leases and dividends on preferred stock.

     As of June 30, 1996, the Company had cash and cash equivalents of $9.3 million as well as short term investments of $4.1 million and no long-term debt outstanding. In addition, the Company has a $500,000 unsecured revolving line of credit facility which expired June 30, 1996, which has not been drawn upon during the past three years. Any outstanding indebtedness under the line of credit will bear interest at a rate equal to the prime rate. To the extent the Company makes acquisitions, a portion of the purchase price may be financed through borrowings.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          At the Annual Meeting of Shareholders of the Company, held on May 23, 1996, the following numbers of votes were cast for the matters indicated:

          1. Election of one Class I director of the Company.

             ----------------------------------------------------------------
             Nominee              For         Withhold        Broker Non-Vote
             ----------------------------------------------------------------
              David C. Seidman    2,662,238     3,947              - 0 -
             ----------------------------------------------------------------

          2. Proposal to Approve the 1995 Long-Term Incentive Plan of the
             Company.

             ----------------------------------------------------------------
             For            Against           Abstain         Broker Non-Vote
             ----------------------------------------------------------------
              2,287,553     324,935           7,297           76,410
             ---------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORMS 8-K

          (a)   Exhibits:

             3.1 Second Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit
                   3.1 as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

             3.2   Restated Bylaws of the Company, as amended as of May 23, 1996

            10.1 First Commonwealth, Inc. 1995 Long-Term Incentive Plan, as amended as of April 26, 1996, is hereby incorporated by reference to Annex A to the registrant's definitive proxy statement as filed with the Securities and Exchange Commission on April 29, 1996

            10.2 Stock Exchange Agreement, dated July 18, 1996, by and among First Commonwealth, Inc. and the Shareholders of Smileage Dental Services, Inc., is hereby incorporated by reference to
                   Exhibit 2.1 to the Company's Form 8-K dated August 2, 1996

            10.3 Registration Rights Agreement, dated July 18, 1996, between First Commonwealth, Inc. and the Holders of Registrable Securities Referred to Therein, is hereby incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated August 2, 1996

            10.4 Wisconsin Dental Provider Network Agreement, dated July 18, 1996, between Smileage Dental Services, Inc. and Smileage Dental Care, Inc., is hereby incorporated by reference to
                   Exhibit 99.2 to the Company's Form 8-K dated August 2, 1996

            11     Statement Regarding Computation of Net Earnings Per Share

            27     Financial Data Schedule

     (b)    Reports on Form 8-K filed during the quarter ended June 30, 1996:

            None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                   FIRST COMMONWEALTH, INC.
                                   (Registrant)


Date:  August 13, 1996             By:  /s/ Christopher C. Multhauf
                                      --------------------------------------
                                        Christopher C. Multhauf
                                        Chairman and Chief Executive Officer



Date:  August 13, 1996             By:  /s/ David W. Mulligan
                                      --------------------------------------
                                        David W. Mulligan
                                        President, Secretary and Chief
                                        Operating Officer



Date:  August 13, 1996             By:  /s/ Scott B. Sanders
                                      --------------------------------------
                                        Scott B. Sanders
                                        Chief Financial Officer and
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

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

   3.2   --    Restated Bylaws of the Company, as amended as of May 23, 1996

  10.1   --    First Commonwealth, Inc. 1995 Long-Term Incentive Plan, as
               amended as of April 26, 1996, is hereby incorporated by reference to Annex A to the registrant's definitive proxy statement as filed with the Securities and Exchange Commission on April 29,
               1996

  10.2   --    Stock Exchange Agreement, dated July 18, 1996, by and among First
               Commonwealth, Inc. and the Shareholders of Smileage Dental
               Services, Inc., is hereby incorporated by reference to Exhibit
               2.1 to the Company's Form 8-K, dated August 2, 1996

  10.3   --    Registration Rights Agreement, dated July 18, 1996, between First
               Commonwealth, Inc. and the Holders of Registrable Securities
               Referred to Therein, is hereby incorporated by reference to
               Exhibit 99.1 to the Company's Form 8-K, dated August 2, 1996

  10.4   --    Wisconsin Dental Provider Network Agreement, dated July 18, 1996, between Smileage Dental Services, Inc. and Smileage Dental Care,
               Inc., is hereby incorporated by reference to Exhibit 99.2 to the Company's Form 8-K, dated August 2, 1996

  11     --    Statement Regarding Computation of Net Earnings Per Share

  27     --    Financial Data Schedule