Form 10-Q
period 1996-09-30
FIRST COMMONWEALTH INC
filed 1996-11-14
CIK 1001493

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission file number: 0-27064


                           FIRST COMMONWEALTH, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                   75-2154228
(State or other jurisdiction of            (IRS employer identification number)
incorporation or organization)

             444 NORTH WELLS STREET, SUITE 600, CHICAGO, IL  60610
                   (Address of principal executive offices)

                                (312) 644-1800
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [x]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.001 per share, outstanding as of October 31, 1996:
3,596,341 shares

--------------------------------------------------------------------------------

                           FIRST COMMONWEALTH, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1996 and
          December 31, 1995.................................................  3

          Consolidated Statements of Income for the three and nine months ended September 30, 1996 and 1995.................................  5

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995.......................................  6

          Reconciliations of Net Income to Net Cash Provided by Operating Activities for the nine months ended September 30, 1996 and 1995.. 7

          Notes to Consolidated Financial Statements........................  8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 10


                         PART II.   OTHER INFORMATION
                         ----------------------------

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

SIGNATURES.................................................................. 16

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, increased competition in the markets in which the Company operates; changes in regulation affecting the Company; changes in the utilization of services; changes in arrangements relating to payments to providers; the level of the Company's indemnity enrollment and the related indemnity risk of indemnity plans; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the possible need for, and ability to obtain if needed, financing on acceptable terms to finance the Company's growth strategy; the ability of the Company to operate within the limitations imposed by any such financing arrangements; and other factors referenced or incorporated by reference in this Form 10-Q.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------


ITEM 1.  FINANCIAL STATEMENTS

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
------------------------------------------------
(Dollars in Thousands)

ASSETS                                                           SEPTEMBER 30, 1996         DECEMBER 31, 1995
-------                                                          ------------------         -----------------
                                                                    (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                           $10,820                    $12,680

  Investments - Short Term                                              3,015                          0

  Accounts receivable, net of allowance
  of $231 at September 30, 1996 and $197 at
  December 31, 1995                                                     2,190                      1,751

  Other receivables                                                       131                         71

  Deposit under reinsurance agreement                                     542                        432

  Prepaid expenses                                                      1,269                      1,290

  Prepaid income taxes                                                    131                          0

  Deferred tax asset                                                      606                        665
                                                                      -------                    -------

   Total current assets                                                18,704                     16,889
                                                                      -------                    -------

PROPERTY AND EQUIPMENT, at cost                                         3,131                      2,465

  Less - Accumulated depreciation                                      (1,579)                    (1,086)
                                                                      -------                    -------

   Property and equipment, net                                          1,552                      1,379
                                                                      -------                    -------

 OTHER ASSETS:

  Restricted cash equivalents and government securities
  on deposit, at cost which approximates market                         1,147                        799

  Deposits and other                                                       99                         44

  Intangible assets                                                     5,574                          0
                                                                      -------                    -------

   Total other assets                                                   6,820                        843
                                                                      -------                    -------

   TOTAL ASSETS                                                       $27,076                    $19,111
                                                                      =======                    =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued
---------------------------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY                        SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                            ------------------   -----------------
                                                               (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                                       $   208             $   364

 Accounts payable - dental service providers                        255                 399

 Claims liability                                                 1,259               1,258

 Accrued payroll and related costs                                  716                 846

 Other accrued expenses                                             603                 720

 Current portion of capital lease obligations                         0                  27

 Deferred subscriber revenue                                      4,204               3,263

 Payable under reinsurance agreement                                480                 389

 Accrued preferred dividends and stock
 redemption payable                                                   0                  14
                                                                -------             -------

    Total current liabilities                                     7,725               7,280

DEFERRED TAX LIABILITY - long-term                                  125                 125
                                                                -------             -------

    Total liabilities                                             7,850               7,405
                                                                -------             -------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
  shares authorized, none issued)                                     0                   0

 Common stock ($.001 par value; 15,000,000 shares
    authorized, 3,593,696 shares at September 30, 1996
    and 3,365,375 shares at December 31, 1995 issued
    and outstanding)                                                  4                   3

 Capital in excess of par value                                  13,172               7,677

 Less 355 shares of common stock held in treasury, at cost          (10)                  0

 Retained earnings                                                6,060               4,026
                                                                -------             -------

    Total stockholders' equity                                   19,226              11,706
                                                                -------             -------

    Total liabilities and stockholders' equity                  $27,076             $19,111
                                                                =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)

                                                       FOR THE THREE MONTHS ENDED:                  FOR THE NINE MONTHS ENDED:
                                                       ---------------------------                  --------------------------
                                                   SEPTEMBER 30, 1996   SEPTEMBER 30, 1995  SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                   ------------------   ------------------  ------------------    ------------------
SUBSCRIBER REVENUE                                    (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
  Managed Care                                          $ 8,870              $ 6,578              $23,280              $18,960
  Indemnity/PPO                                           2,760                1,799                7,810                5,178
  Fee Income                                                156                  151                  488                  528
                                                         ------               ------               ------               ------

     Total Subscriber Revenue                            11,786                8,528               31,578               24,666
                                                         ------               ------               ------               ------

BENEFIT COVERAGE EXPENSES

  Managed Care                                            5,402                3,802               13,703               10,948
  Indemnity/PPO                                           2,164                1,435                6,109                4,130
  Fee Income                                                 --                   --                   --                   --
                                                         ------               ------               ------               ------

     Total Benefit Coverage Expenses                      7,566                5,237               19,812               15,078
                                                         ------               ------               ------               ------

GROSS MARGIN

  Managed Care                                            3,468                2,776                9,577                8,012
  Indemnity/PPO                                             596                  364                1,701                1,048
  Fee Income                                                156                  151                  488                  528
                                                         ------               ------               ------               ------

     Total Gross Margin                                   4,220                3,291               11,766                9,588

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                                    3,249                2,501                8,836                7,149
                                                         ------               ------               ------               ------

  Operating income                                          971                  790                2,930                2,439

INTEREST INCOME, net                                        160                   65                  482                  138
                                                         ------               ------               ------               ------

  Income before income taxes                              1,131                  855                3,412                2,577

PROVISION FOR INCOME TAXES                                  464                  342                1,378                1,031
                                                         ------               ------               ------               ------

NET INCOME                                               $  667                  513               $2,034               $1,546
                                                         ======               ======               ======               ======

WEIGHTED AVERAGE COMMON
AND COMMON  EQUIVALENT
SHARES OUTSTANDING                                    3,682,978            2,862,176            3,564,831            2,862,176

EARNINGS PER SHARE                                        $0.18                $0.18                $0.57                $0.54

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                     FOR THE NINE MONTHS ENDED:
                                                             ------------------------------------------
                                                             SEPTEMBER 30, 1996     SEPTEMBER 30 , 1995
                                                             ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Unaudited)             (Unaudited)
     Cash received from subscribers                               $31,131                 $25,046
     Cash paid to providers of care                               (12,074)                (10,352)
     Cash paid to employees, brokers and suppliers                 (9,680)                 (7,314)
     Claims paid                                                   (6,118)                 (3,387)
     Interest paid                                                     (1)                     (4)
     Interest received                                                438                     119
     Income taxes paid                                             (1,445)                 (1,150)
     Cash transferred to restricted funds                            (348)                   (308)
                                                                 --------                --------

       Net cash provided by operating activities                    1,903                   2,650
                                                                 --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                         (529)                   (488)
     Purchase of short-term investments                            (5,162)                 (2,000)
     Proceeds from short-term investments                           2,093                       0
     Acquisition related expenses                                    (116)                      0
                                                                 --------                --------

       Net cash used in investing activities                       (3,714)                 (2,488)
                                                                 --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                           1                       0
     Principal payments on capital leases                             (27)                    (46)
     Purchase of treasury stock                                       (10)                      0
     Redemption of preferred stock                                      0                      (1)
     Payments of preferred dividends                                  (13)                    (40)
                                                                   ------                --------

       Net cash used in financing activities                          (49)                    (87)
                                                                   ------                --------

       Net change in cash and cash equivalents                     (1,860)                     75

CASH AND CASH EQUIVALENTS,
     beginning of period                                           12,680                   2,706
                                                                  -------                --------

CASH AND CASH EQUIVALENTS,
     end of period                                                $10,820                 $ 2,781
                                                                  =======                 =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
------------------------------------------------------------------
(Dollars in Thousands)

                                                                             FOR THE NINE MONTHS ENDED:
                                                                     -------------------------------------------
                                                                     SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                                                                     ------------------       ------------------
                                                                         (Unaudited)              (Unaudited)
 Net income                                                               $ 2,034                   $ 1,546

 Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                               456                       303

     (Increase) decrease in assets:

       Accounts receivable, net                                              (438)                     (574)

       Other receivables                                                      (60)                        5

       Deposit under reinsurance agreement                                   (111)                     (318)

       Prepaid expenses                                                        21                       (91)

       Deferred tax asset                                                     109                      (381)

       Prepaid income taxes                                                  (176)                       92

       Restricted cash equivalents and government
       securities                                                            (348)                     (308)

       Deposits and other                                                     (54)                     (111)

     Increase (decrease) in current liabilities:

       Accounts payable - trade                                              (157)                      (25)

       Accounts payable - dental service providers                           (145)                       38

       Claims liability                                                         2                       736

       Accrued payroll and related costs                                     (130)                      185

       Other accrued expenses                                                (132)                      157

       Deferred subscriber revenue                                            941                       938

       Payable under reinsurance agreement                                     91                       287

       Income taxes payable                                                     0                       157

     Increase in long-term liabilities:

       Long-term deferred tax liability                                         0                        14
                                                                          -------                   -------

     Net cash provided by operating activities                            $ 1,903                   $ 2,650
                                                                          =======                   =======

The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1996, and the results of its operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

3.   Business Combination

     Effective July 18, 1996, the Company completed the acquisition of Smileage Dental Services Inc. ("Smileage"), a Wisconsin-based dental HMO administrator which provides services to approximately 50,000 members, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through the issuance of the Company's common stock.

     The acquisition of Smileage was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in the excess of cost over fair value of net assets acquired of $5.6 million.

     Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996 and 1995 are included below. Such pro forma presentation has been prepared assuming the acquisition of Smileage and the initial public offering had occurred as of January 1, 1995.


                                     Nine Months Ended      Nine Months Ended
                                     September 30, 1996     September 30, 1995
                                     ------------------     ------------------
Revenues (in thousands)                        $ 35,777                $29,948
                                               ========                =======

Net Income (in thousands)                        $2,140                 $1,876
                                                 ------                 ------

Net Income per share                              $0.57                  $0.52
                                                  =====                  =====



     The pro forma results include the historical accounts of the Company and historical accounts the acquired business and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the reduction of salaries and expenses which will not be incurred on an ongoing basis, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired company been combined in prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total subscriber revenue increased by $3.3 million, or 38.2%, to $11.8 million in the three months ended September 30, 1996 from $8.5 million in the three months ended September 30, 1995. This increase is attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans as well as the effect of the Smileage acquisition in July 1996 which accounted for $1.6 million of the increase. Managed care revenue increased by $2.3 million, or 34.8%, to $8.9 million in the three months ended September 30, 1996 from $6.6 million in the same period in 1995, primarily due to a 26.1% increase in new members. The revenue increase was mainly as a result of the acquisition which accounted for $1.6 million of the increase and offers managed care products with higher premium and benefit levels. Indemnity/PPO revenue increased $961,000 to $2.8 million in 1996 from $1.8 million in 1995, primarily as a result of adding new indemnity/PPO plan members. In addition, in 1996, Indemnity/PPO revenue now includes revenue from the PPO component of the Company's new Managed Choice(SM) Triple Option product which was introduced January 1, 1996.

     Total gross margin increased by $929,000, or 28.2%, to $4.2 million in the three months ended September 30, 1996 from $3.3 million in the three months ended September 30, 1995. Total gross margin as a percentage of revenue was 35.8% in 1996 as compared to 38.6% in 1995. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's indemnity/PPO products, which have a significantly lower gross margin percentage than the Company's managed care products, as well as the acquired business which has a significantly lower gross margin percentage at 22.0%, than the existing managed care business. Managed care gross margin as a percentage of revenue was 39.1% in 1996 as compared to 42.2% in 1995. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 21.6% in 1996 from 20.2% in 1995. This improved indemnity/PPO gross margin is the result of increased premium rates charged for the Company's indemnity/PPO plans.

     SG&A expenses increased by $748,000, or 29.9%, to $3.2 million for the three months ended September 30, 1996 from $2.5 million for the three months ended September 30, 1995. As a percentage of revenue, SG&A expenses dropped to 27.6% for 1996 from 29.3% for 1995. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with indemnity/PPO plans.

     Operating income increased by $181,000, or 22.9%, to $971,000 for the three months ended September 30, 1996 from $790,000 for the three months ended September 30, 1995. As a percentage of revenue, operating income was 8.2% in 1996 as compared to 9.3% in 1995. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income increased by $95,000 to $160,000 for the three months ended September 30, 1996 from $65,000 for the three months ended September 30, 1995 as a result of an improved cash position during the period as well as the investment of proceeds from the initial public offering.

     The effective tax rate for the three months ended September 30, 1996 was 41.0% versus 40.0% for the three months ended September 30, 1995. The increase in the effective tax rate was primarily the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisition.

     Net income increased by $154,000, or 30.0%, to $667,000 for the three months ended September 30, 1996 from $513,000 for the three months ended September 30, 1995. Earnings per share for both periods was $0.18 per share. Earnings per share in 1996 did not increase in proportion to the increase in net income due to the issuance of shares in the Company's initial public offering and in connection with the acquisition of Smileage Dental Services, Inc., as discussed in Item 2 of this Form 10-Q.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total subscriber revenue increased by $6.9 million, or 28.0%, to $31.6 million in the nine months ended September 30, 1996 from $24.7 million in the nine months ended September 30, 1995. This increase is attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans as well as the effect of the Smileage acquisition in July 1996 which accounted for $1.6 million of the increase. Managed care revenue increased by $4.3 million, or 22.8%, to $23.3 million in the nine months ended September 30, 1996 from $19.0 million in the same period in 1995, primarily due to a 26.1% increase in new members including the recent acquisition which accounted for $1.6 million of the increase and offers managed care products with higher premium and benefit levels. Indemnity/PPO revenue increased $2.6 million to $7.8 million in 1996 from $5.2 million in 1995, primarily as a result of adding new indemnity/PPO plan members. In addition, in 1996, Indemnity/PPO revenue now includes revenue from the PPO component of the Company's new Managed Choice(SM) Triple Option product which was introduced January 1, 1996.

     Total gross margin increased by $2.2 million, or 22.7%, to $11.8 million in the nine months ended September 30, 1996 from $9.6 million in the nine months ended September 30, 1995. Total gross margin as a percentage of revenue was 37.3% in 1996 as compared to 38.9% in 1995. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's indemnity/PPO products, which have a significantly lower gross margin percentage than the Company's managed care products, as well as the acquired business which has a significantly lower gross margin percentage at 22.0%, than the existing managed care business. Managed care gross margin as a percentage of revenue was 41.1% in 1996 as compared to 42.3% in 1995. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 21.8% in 1996 from 20.2% in 1995. This improved indemnity/PPO gross margin is the result of increased premium rates charged for the Company's indemnity/PPO plans and favorable claims experience.

     SG&A expenses increased by $1.7 million, or 23.6%, to $8.8 million for the nine months ended September 30, 1996 from $7.1 million for the nine months ended September 30, 1995. As a percentage of revenue, SG&A expenses dropped to 28.0% for 1996 from 29.0% for 1995. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with indemnity/PPO plans.

     Operating income increased by $491,000, or 20.1%, to $2.9 million for the nine months ended September 30, 1996 from $2.4 million for the nine months ended September 30, 1995. As a percentage of revenue, operating income was 9.3% in 1996 as compared to 9.9% in 1995. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income increased by $344,000 to $482,000 for the nine months ended September 30, 1996 from $138,000 for the nine months ended September 30, 1995 as a result of an improved cash position during the period as well as the investment of proceeds from the initial public offering.

     The effective tax rate for the nine months ended September 30, 1996 was 40.4% versus 40.0% for the nine months ended September 30, 1995. The increase in the effective tax rate was primarily the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisition.

     Net income increased by $488,000, or 31.6%, to $2.0 million for the nine months ended September 30, 1996 from $1.5 million for the nine months ended
September 30, 1995.   Earnings per share was $0.57 for the nine months ended
September 30, 1996, compared to $0.54 for the same period last year. Earnings per share in 1996 did not increase in proportion to the increase in net income due to the issuance of shares in the Company's initial public offering and in connection with the acquisition of Smileage Dental Services, Inc., as discussed in Item 2 of this Form 10-Q.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements for the nine months ended September 30, 1996 have been met principally through operating cash flows. The primary uses of cash have been for operating activities and capital investments in the business. The Company believes that cash generated from operations, together with its increased capital of $6.6 million from the proceeds of the initial public offering in November 1995, will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $1.9 million and $2.7 million for the nine months ended September 30, 1996, and 1995, respectively. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $3.7 million and $2.5 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash used in the first nine months of 1996 and 1995 relates primarily to a net of $3.1 million and $2.0 million, respectively, used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $529,000 for the nine months ended
September 30, 1996 and $488,000 for the nine months ended September 30, 1995, respectively, for furniture, leasehold improvements, and equipment as the Company has expanded their leased office space.

     As of September 30, 1996, the Company had cash and cash equivalents of $10.8 million as well as short term investments of $3.0 million and no long-term debt outstanding. In addition, the Company has a $500,000 unsecured revolving line of credit facility which expires June 30, 1997, which has not been drawn upon during the past three years. Any outstanding indebtedness under the line of credit will bear interest at a rate equal to the prime rate.

     As discussed below under Item 2, the acquisition of Smileage Dental Services, Inc. was financed by issuing shares of common stock of the Company. As discussed under Item 5 in this Form 10-Q, the Company will require $5.5 million in connection with the acquisition of Champion Dental Services, Inc. The closing of this acquisition is expected to take place in the first quarter of 1997 and is expected to be financed entirely from cash and cash equivalents on hand. To the extent the Company continues to make acquisitions, a portion of the purchase price may be financed through borrowings.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------


ITEM 2.   CHANGES IN SECURITIES

     On July 18, 1996, the Company issued or agreed to issue up to an aggregate of 231,399 shares of its Common Stock, par value $.001 per share, in consideration for the acquisition of 100% of the capital stock of Smileage Dental Services, Inc., a Wisconsin corporation ("Smileage"), by the Company.
The Company issued 224,456 shares to the shareholders of Smileage on July 18, 1996, and agreed to issue an additional 6,943 shares to a holder of options to acquire shares of common stock of Smileage. Such shares were or will be issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to exemptions therefrom under Rule 506 of Regulation D under the Securities Act and Section 4(2) of the Securities Act. There was no underwriter or placement agent involved in this transaction.

ITEM 5.   OTHER INFORMATION

     On October 3, 1996, the Company announced that it had entered into a definitive agreement to acquire Champion Dental Services, Inc. ("Champion"), a St. Louis, Missouri-based prepaid dental plan from Group Health Plan, Inc. ("Group Health Plan"), a major St. Louis based-medical HMO and a wholly-owned subsidiary of Coventry Corporation (NASDAQ/NMS: CVTY). Under the terms of the agreement, the Company will pay $5.5 million in cash for Champion. The transaction is subject to the approval of the State of Missouri Department of Insurance and other customary conditions. Champion provides preventive and comprehensive managed dental care benefits to approximately 60,000 enrollees, and had revenues of approximately $2.2 million for the year ended December 31, 1995. Champion will continue to provide managed dental care services to Group Health Plan enrollees after the acquisition by the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORMS 8-K

     (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------

              3.1 Second Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3.1, as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

              3.2 Restated Bylaws of the Company are hereby incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

             10.1 Stock Purchase Agreement, dated as of October 2, 1996, among the Company, Group Health Plan, Inc., Champion Dental Services, Inc. and Coventry Corporation


             10.2 Stock Exchange Agreement, dated July 18, 1996, by and among the Company and the Shareholders of Smileage Dental Services, Inc., is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 18, 1996

             10.3 Registration Rights Agreement, dated July 18, 1996, between the Company and the Holders of Registrable Securities referred to therein, is hereby incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated July 18, 1996

             10.4 First Commonwealth, Inc. 1995 Long-Term Incentive Plan, as amended as of April 26, 1996, is hereby incorporated by reference to Annex A to the registrant's definitive proxy statement as filed with the Securities and Exchange Commission on April 29, 1996

             11          Statement Regarding Computation of Net Earnings Per
                         Share

             27          Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1996:

          The Company filed a Form 8-K, dated July 18, 1996, to report the acquisition of Smileage, which was amended on September 30, 1996 to file the audited and pro forma financial statements related to Smileage.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 FIRST COMMONWEALTH, INC.
                                         (Registrant)


Date:  November 13, 1996         By:  /s/ Christopher C. Multhauf
                                      ------------------------------------------
                                      Christopher C. Multhauf
                                      Chairman and Chief Executive Officer



Date:  November 13, 1996         By:  /s/ David W. Mulligan
                                      ------------------------------------------
                                      David W. Mulligan
                                      President, Secretary and Chief Operating
                                      Officer



Date:  November 13, 1996         By:  /s/ Scott B. Sanders
                                      ------------------------------------------
                                      Scott B. Sanders
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                 EXHIBIT INDEX
                                 -------------



     Exhibit No.              Description
     -----------              -----------

         3.1 Second Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to
                     Exhibit 3.1, as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

         3.2 Restated Bylaws of the Company are hereby incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)

        10.1 Stock Purchase Agreement, dated as of October 2, 1996, among the Company, Group Health Plan, Inc., Champion Dental Services, Inc. and Coventry Corporation

        10.2 Stock Exchange Agreement, dated July 18, 1996, by and among the Company and the Shareholders of Smileage Dental Services, Inc., is hereby incorporated by reference to
                     Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 18, 1996

        10.3 Registration Rights Agreement, dated July 18, 1996, between the Company and the Holders of Registrable Securities referred to therein, is hereby incorporated by reference to
                     Exhibit 99.1 to the Company's Current Report on Form 8-K, dated July 18, 1996

        10.4 First Commonwealth, Inc. 1995 Long-Term Incentive Plan, as amended as of April 26, 1996, is hereby incorporated by reference to Annex A to the registrant's definitive proxy statement as filed with the Securities and Exchange Commission on April 29, 1996

        11           Statement Regarding Computation of Net Earnings Per Share

        27           Financial Data Schedule