Form 10-K405
period 1996-12-31
FIRST COMMONWEALTH INC
filed 1997-03-31
CIK 1001493

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27064

                            First Commonwealth, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                      75 - 2154228
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

                 444 N. Wells St., Suite 600, Chicago, IL 60610
          (Address of principal executive offices, including zip code)

                                 (312) 644-1800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $.001 per share, including
                   associated Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                                         ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $43 million, based on the closing price of $15.00 of the registrant's common stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 28, 1997:  3,613,189

                      Documents Incorporated by Reference:

Part II - Portions of the registrant's 1996 Annual Report to Stockholders, as indicated herein.
Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 1997 (the "Proxy Statement"), as indicated herein.

================================================================================

                                    PART I

Item 1.  Business

     First Commonwealth, Inc. is a leading provider of managed dental benefits in the upper Midwest, including the metropolitan areas of Chicago, Milwaukee, Detroit, Indianapolis and St. Louis. As of December 31, 1996, the Company provided managed care and indemnity/PPO products to approximately 397,800 employees and dependents ("members") through more than 4,000 employer groups ("groups"), excluding the acquisition of Champion Dental Services, Inc. ("Champion"), which was completed December 31, 1996. Champion, which serves the greater St. Louis metropolitan area, adds approximately 60,000 members to the above figure. The Company markets a broad range of innovative dental benefit plans which are designed to meet the needs of large, medium and smaller-sized groups. The managed care and PPO plans offer dental benefits primarily through the Company's managed care and PPO network of approximately 2,175 general dentists and specialists ("providers"), excluding the providers associated with the Champion acquisition. The Company distributes its products through a network of over 1,400 independent insurance brokers which target medium and smaller-sized groups, and a direct sales unit which targets larger groups. Significant client groups served by the Company include Advocate Health Care, Fort Howard Paper Company, First Chicago/NBD and Inland Steel Industries, Inc. ("Inland").

     The Company's managed care plans are provided on a stand-alone basis ("managed care products") and also in conjunction with the Company's indemnity and indemnity/PPO plans (collectively "indemnity/PPO plans") which provide benefits outside the Company's managed care network (the combined managed care/indemnity/PPO plans are referred to as "Managed Choice/SM /products"). The Company has integrated its PPO network with the indemnity plan component of its Managed Choice/SM/ product to offer a point-of-service option to members as of January 1, 1996. Under this new product, "Managed Choice/SM/ Triple Option," members have a point-of-enrollment choice between the Company's managed care plan and an indemnity/PPO plan (which may be the Company's insured indemnity/PPO plan or the group's self-insured plan administered by the Company). Another new product introduced in 1996 was the Company's PPO network "rental" option. This product was developed to meet the needs of a large coalition of labor unions seeking to offer a network option through their Taft-Hartley funds, while maintaining their own self-administration. The Company also receives fee income for administrative services only ("ASO") arrangements and for providing access to its Preferred Provider Organization ("PPO") network.

     The Company receives a monthly premium for each employee who enrolls in its managed care or indemnity plans. If covered by a managed care plan, a member selects a provider (general dentist) from the Company's managed care network. The Company then pays a monthly fee ("capitation payment") to the provider selected by the member. Certain preventative and diagnostic services (e.g., cleanings and x-rays) are provided to members at no additional fee. The dentist provides other dental services for a reduced fee ("co-payment") paid by the member. If covered by an indemnity plan, the member pays fees set by the dentist for services rendered and submits claims for reimbursement.

     The Company was founded in 1986 by Christopher C. Multhauf, Chairman of the Board of Directors and Chief Executive Officer of the Company, David W. Mulligan, President and Chief Operating Officer of the Company, Richard M. Burdge, a Director of the Company and Philip N. Bredesen, a former Director of the Company. Mr. Bredesen was previously the founder and Chairman of the Board of HealthAmerica Corporation, which grew to operate HMOs in 17 states before being acquired by Maxicare Health Plans, Inc. in 1986. The Company commenced operations in 1988 with the goal of building a leading managed dental care market position in the Chicago metropolitan area.

     Since beginning operations in 1988, the Company has grown to become one of the upper Midwest's leading dental benefit organizations. During 1996, the Company completed acquisitions in Milwaukee and St. Louis, and began de novo start-ups in Detroit and Indianapolis. Effective July 18, 1996, the Company completed the acquisition of Smileage Dental Services, Inc. ("Smileage"), a Milwaukee, Wisconsin based dental HMO administrator which provides services to approximately 50,000 members, and an associated reinsurance transaction, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through the issuance of the Company's common stock.

     Effective December 31, 1996, the Company completed the acquisition of Champion, a St. Louis, Missouri based prepaid dental plan which provides services to approximately 60,000 members, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through proceeds from the Company's initial public offering and was paid in cash on January 2, 1997.


     As of January 1, 1997, the Company had increased the available market population for the markets it serves from the Chicago metropolitan area, which is the country's third most populous metropolitan market, with a population of approximately 8.3 million, to include the metropolitan areas of Milwaukee, Detroit, Indianapolis and St. Louis, as well as Chicago, which have a combined population of approximately 18.4 million. The Company's revenues increased from $11.3 million in 1992 to $44.1 million in 1996. Over the same period, the Company's operating income grew from $1.2 million to $4.0 million. For the year ended December 31, 1996, the Company's revenues increased 32% to $44.1 million from $33.3 million in the prior year period and operating income increased 29% to $4.0 million from $3.1 million. From December 31, 1992 to December 31, 1996, the number of members covered by the Company's managed care and indemnity/PPO products increased from 132,000 to 397,800 (excluding approximately 60,000 members with Champion).

     Several key operating strategies, including the Company's regional focus, have contributed to the Company's growth. First, the Company has built the largest prepaid managed dental care provider network in the Chicago metropolitan area and maintains the quality of this network through credentialing, ongoing peer review and Company-sponsored continuing education seminars. Second, the Company has developed a wide range of innovative dental benefit products that it believes have contributed to its success in attracting and retaining large groups. For example, the Company's Managed Choice/SM /products provide it with the capability to completely replace a group's existing indemnity plan with the Company's combined managed care and indemnity/PPO plan. Furthermore, the Company's national account administration program provides its Chicago-based employers with managed care plan options outside the Company's managed care network service area through its relationships with independent provider networks. Third, the Company has built an efficient business development process that combines an extensive proprietary database with targeted direct mail and telemarketing to contact employers, independent insurance brokers and providers. Utilizing this process, the Company markets its products directly to large employers, distributes its products through brokers to medium and smaller-sized employers and continuously recruits new providers into its managed care network. Fourth, the Company has expanded its geographic service area and is implementing its operating strategy in other major metropolitan areas in contiguous states. This is intended to enable the Company to continue to achieve administrative operating efficiencies as it expands.

     The Company believes there are significant opportunities for the continued growth of its business both in the Chicago metropolitan area and through the expansion of its geographic service area. First, the Company intends to continue to seek to increase sales from medium and smaller-sized groups by increasing its sales staff, telemarketing and direct mail efforts towards brokers which sell to these market segments. The Company believes that these market segments are currently under penetrated for managed care products. Second, the Company intends to continue to develop innovative products in response to group needs. With the introduction of its Managed Choice/SM /products in 1992 and its introduction of Managed Choice/SM /Triple Option and PPO network rental option products in 1996, the Company believes that it is well positioned to continue to expand its presence among large employers and to increase its sales to medium and smaller-sized employers. Third, the Company has expanded its managed care provider network in the markets it serves to service existing groups, and it intends to increase its marketing efforts in these areas and continue to expand to contiguous or proximate areas. Fourth, the Company is committed to building and maintaining large, quality provider networks in any major markets it serves. Fifth, the Company intends to continue to focus on achieving administrative operating efficiencies through increased use of voice and data technologies and by emphasizing efficient provider arrangements.

     First Commonwealth, Inc. was incorporated in Delaware in 1986. Its principal place of business is located at 444 North Wells Street, Suite 600, Chicago, Illinois 60610, and its telephone number is (312) 644-1800. Unless the context otherwise requires, all references to the "Company" shall mean First Commonwealth, Inc., together with its subsidiaries, First Commonwealth Limited Health Services Corporation, First Commonwealth of Illinois, Inc.,

First Commonwealth Reinsurance Company, First Commonwealth Limited Health Service Corporation, Smileage Dental Services, Inc. and Champion Dental Services, Inc. and its affiliate, First Commonwealth Health Services Corporation. See "Business - Company's Corporate Structure."

The Dental Benefit Marketplace

     According to the U.S. Office of National Health Statistics, total expenditures for dental care in the United States grew from approximately $14 billion in 1980 to an estimated $46 billion in 1995. The U.S. Health Care Financing Administration reports that expenditures for dental services account for approximately 5% of total national health care expenditures. According to the U.S. Department of Labor, the cost of dental services has been rising at a higher rate than that for consumer goods. The U.S. Department of Labor Statistics reported that, from 1982 to 1994, the Consumer Price Index for all Urban Consumers for dental services increased 112% whereas this index for all items increased 54%. As a result, the Company believes that there has been increased interest by employers in managing dental care costs.

     Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 117 million persons, representing approximately 46% of the total United States population, were covered by some form of dental benefit coverage at the end of 1995. Historically, a substantial majority of dental coverage has been through traditional indemnity plans. In recent years, however, managed dental care has achieved increasing market acceptance. National managed care enrollment has grown at an annual rate of approximately 20% between 1990 and 1995, from approximately 7.8 million covered lives in 1990 to approximately
20.6 million in 1995. The estimated rate of growth in dental HMOs for 1996 was approximately 15% in terms of enrollment. This compares to over 50 million Americans who were enrolled in medical HMOs in 1994 according to the Group Health Association of America. The Company believes the relatively high growth rate for managed dental care plans is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to indemnity plans; (iii) the cost effectiveness to employers of managed dental care plans as an employee benefit; and (iv) the growing acceptance of prepaid dental plans by dentists, resulting in improved accessibility and convenience for members. Members of managed dental benefit plans represent approximately 18% of the population with dental care coverage and approximately 8% of the total U.S. population. The Company believes that there will continue to be significant growth opportunities in the managed dental benefits industry.

     Historically, larger employers have been more likely to offer dental benefit coverage to their employees. According to the 1993 Foster Higgins Survey of Employer Sponsored Health Plans (the "Foster Higgins Survey"), nationally approximately 87% of employers with more than 200 employees offer some type of dental benefit to some or all employees and approximately 64% of these employers have a stand-alone dental plan, separate and distinct from other health and welfare benefits offered to employees. By comparison, this survey reported that only 47% of employers with less than 200 employees offer dental benefits. It has been the Company's experience that many employers that do not offer dental benefits are willing to consider offering a plan in which the employee pays the full cost of such benefits through payroll deductions.

     The managed dental care industry as a whole is currently fragmented and characterized by the participation of several large, national insurance companies and many smaller independent plan sponsors. As of December 31, 1994, the NADP estimated that there were over 150 managed dental companies in the United States, with no dominant market leader.

     The increase in the number of dentists nationally during the last two decades has exceeded the rate of population growth. According to the American Dental Association ("ADA"), the number of practicing dentists in the United States per 100,000 population has increased from 53 in 1980 to 60 in 1991. In addition, the dental marketplace is highly fragmented with approximately 88% of all dentists working in a one or two-dentist office, according to the ADA. Also, according to a survey of dental practices published by Dental Economics in 1994, the median of staff and other costs that are part of total overhead expenses was approximately 60% of the gross revenues of solo and group dental practices. The increase in the number of dentists as a proportion of the population, the fragmented dental marketplace, the high proportion of overhead costs for dentists and an improved level of overall dental health has created a highly competitive environment among dentists, particularly in metropolitan areas. The Company believes that these factors have contributed to the increased willingness of qualified dentists to participate in managed care and PPO networks as dentists seek to increase practice revenues.

     As in the case of medical coverage, the substantial majority of dental coverage is provided through traditional fee-for-service indemnity dental plans. Under a traditional fee-for-service indemnity plan, coverage is provided based on a reimbursement formula of the usual and customary charges submitted by the dentist. Compared to medical coverage, the average cost of dental services is lower and the utilization of services is more predictable. Unlike medical coverage, dental coverage generally does not cover catastrophic risks. Dental care is provided almost exclusively on an outpatient basis and, according to a 1990 ADA survey, over 80% of all dental services are performed by general dentists. Also, dental plans generally do not include coverage for hospitalization, typically the most expensive component of medical services. Common features of dental indemnity plans include deductibles, maximum annual benefits of less than $2,000 per person and significant patient cost-sharing. Patient cost-sharing typically varies by type of dental procedure ranging from no cost sharing for preventive procedures to 50% cost-sharing for crowns and even greater cost-sharing for orthodontic care. This high patient cost-sharing and the relatively predictable nature of dental expenditures substantially limits the underwriting risk of a dental plan when compared to the underwriting risk of a medical plan which covers catastrophic illness and injuries. Furthermore, since most dental problems are neither life threatening nor represent serious impairments to overall health, there is a higher degree of patient cost sensitivity and discretion associated with obtaining dental services. Many dental conditions also have a range of appropriate courses of treatment, each of which has a different out-of-pocket cost for patients. For example, a deteriorated amalgam filling may be replaced with another amalgam filling (a low-cost alternative), a pin-retained crown build-up (a more costly alternative) or a gold crown with associated periodontal treatment (the most costly alternative). The level of coverage provided to the patient and the dental plan's reimbursement methodology may influence the type of services selected by the patient or rendered by the dentist.

     Under a traditional indemnity insurance plan or fee-for-service arrangement, the insurer and the patient each pays a percentage of the fee charged by the dentist, subject to cost-sharing, maximum benefit allowances and usual and customary limits. Under such an indemnity plan, dentists have little incentive to reduce total charges because they are compensated on a fee-for-service basis. By contrast, under a managed dental care plan capitation payments are fixed and co-payments for additional services are pre-negotiated by the Company. The co-payments generally are designed to exceed the dentist's variable costs, but are typically less than the dentist's usual and customary fee. Fixed capitation payments that do not vary with the frequency of services provided create an incentive for dentists to emphasize preventive care, control costs and maintain a long-term patient relationship that generates consistent capitation revenue. Fixed capitation payments also substantially reduce the underwriting risk to the Company associated with the high utilization of services.

Markets Served by the Company

     Until July 1996, the Company had focused its efforts primarily on the Chicago metropolitan market and has grown to become one of the Chicago's leading managed dental care organizations. The Company began providing managed care products to employers in the Chicago area in 1988. From 1988 to July 1996, the Company had expanded into northwest Indiana and certain other areas in Illinois, initially to serve employees of Chicago-based employers. By the end of 1996, the Company had expanded into Milwaukee and had initiated expansion activity in Detroit, Indianapolis and St. Louis.

     The Chicago area is the country's third most populous metropolitan market with a population of approximately 7.5 million. In addition, northwest Indiana has a population of approximately 750,000 and the other areas of Illinois into which the Company has expanded have an aggregate population of approximately 1.9 million. According to the NADP, Illinois is the fifth largest state in terms of enrollment in managed dental care plans and had approximately 1.1 million persons enrolled in managed dental care plans in 1995 which represented 8.2% of the state's population. As of December 31, 1994, virtually all of the Company's 216,000 managed care members were located in Illinois. Approximately 282,000 of the Company's 341,600 managed care members (excluding Champion) were located in Illinois as of December 31, 1996. The Company believes that Illinois, and particularly the Chicago metropolitan area, offers significant opportunities for continued growth in sales of managed dental care products, especially to medium and smaller-sized employers who have historically been less likely to offer managed dental coverage.

     The Company believes that, in the Chicago metropolitan area, there are approximately 500 employers with 500 or more employees (employing an aggregate of approximately 1.3 million persons), and approximately 50,000 employers with 10 - 499 employees (employing an aggregate of approximately 1.5 million persons). Based on its database of contacts with employers in the Chicago metropolitan area, the Company believes that a higher percentage of larger employers have implemented managed care plans as compared to medium and smaller-sized employers. The Company believes that medium and smaller-sized employers have become increasingly receptive to managed dental care products in part because of their increasing satisfaction with managed care in their medical benefit plans.

     The Milwaukee metropolitan market has a population of approximately 1.6 million. According to the NADP, Wisconsin is the fourteenth largest state in terms of enrollment in managed dental care plans and had approximately 306,000 people enrolled in managed dental care plans in 1995, which represents 5.5% of the state's population. Approximately 55,600 of the Company's 341,600 managed care members (excluding Champion) were primarily located in the greater Milwaukee, Wisconsin area as of December 31, 1996. The Company believes that its enrollment in Milwaukee positions it as the second largest managed dental care provider in Wisconsin and that there are significant opportunities for continued growth in sales of managed dental care and indemnity/PPO products.

     The Detroit metropolitan market has a population of approximately 4.4 million. According to the NADP, Michigan is the twelveth largest state in terms of enrollment in managed dental care plans and had approximately 442,000 people enrolled in managed dental care plans in 1995, which represents 4.3% of the state's population. As of December 31, 1996, the Company had no managed care members in Michigan. The Company believes that Michigan, and particularly the non-labor commercial market in the Detroit metropolitan area, offers significant opportunities for continued growth in sales of managed dental care and indemnity/PPO products.

     The Indianapolis metropolitan market has a population of approximately 1.3 million. According to the NADP, Indiana is the twenty-second largest state in terms of enrollment in managed dental care plans and had approximately 185,000 people enrolled in managed dental care plans in 1995, which represents 2.0% of the state's population. As of December 31, 1996, the Company had no managed care members in the Indianapolis metropolitan market. The Company will be focusing its efforts in 1997 on establishing a stronger network presence in the Indianapolis market to take advantage of the longer term opportunities presented in this under penetrated market.

     The St. Louis metropolitan market has a population of approximately 2.8 million. According to the NADP, Missouri is the sixteenth largest state in terms of enrollment in managed dental care plans and had approximately 278,000 people enrolled in managed dental care plans in 1995, which represents 4.6% of the state's population. Champion has approximately 60,000 managed care members that are located in Missouri as of December 31, 1996 that are not included in the Company's year end managed care membership figures. The Company believes that Champion has the largest managed dental care enrollment in the metropolitan St. Louis area and the second largest provider network, creating significant growth opportunities in the future.

     Since the Company's operations are located primarily in the Chicago, Milwaukee, Detroit, Indianapolis and St. Louis metropolitan areas, its operations may be more adversely affected by localized economic, regulatory or competitive conditions than more geographically diverse companies.

     The Company also markets its products to employers based in its service areas who have employees outside the Company's managed care network service area ("out-of-area employees"). If an employer wishes to offer a managed care product to its out-of-area employees, the Company has arrangements to provide this option through its relationships with independent provider networks in over 40 states. The Company collects the revenue for these plans, retains a small processing fee, and remits the premium to the out-of-area independent dental plan carrier. Consequently, this product provides negligible gross margin to the Company. The Company markets this product to employers based in its service areas in order to compete with national dental plans. As of December 31, 1996, approximately 10,400 members were enrolled with other dental care plans through such arrangements. The Company also provides its Managed Choice/SM/ product to employers who have some out-of-area employees, which permits such employees to select the local managed dental care plan or indemnity coverage through the Company.

Growth Strategy

     The Company plans to further expand its business through the following strategies:

     Emphasize Medium and Smaller-sized Employers. The Company believes that employers with 10-499 employees, which account for approximately 1.5 million employees in the Chicago metropolitan area, continue to represent an attractive market segment for managed care products. The Company intends to continue to build upon its current market position and increase its sales staff, telemarketing and direct mail efforts towards brokers which sell to medium and smaller-sized employers.

     Continue to Expand Product Line. The Company believes its Managed Choice/SM/ products, which can replace an employer's existing dental indemnity plan with a combined managed care and indemnity/PPO product, will continue to be particularly attractive to medium and smaller-sized employers. Additionally, the Company plans to increase cross-selling its Managed Choice/SM/ products to its existing managed care group clients. In response to group interest, the Company has introduced its Managed Choice/SM/ Triple Option product as of January 1, 1996. This new product includes a point-of-service benefit option through the Company's PPO. In addition, the Company began offering a PPO network rental program to large labor unions. The Company also expects to introduce new managed care plans designed to encourage greater employee participation in its managed care products.

     Expand Geographic Service Area. The Company has expanded its managed care provider network in Illinois and into northwest Indiana to meet the needs of its large client groups. In addition, during 1996, the Company expanded into four new markets by completing two acquisitions and initiating two de novo start-ups. The Company intends to initiate marketing to groups in these new geographic areas over the next 12 months and may continue to expand into other contiguous or proximate markets.

     Increase Size of Quality Provider Network. A key factor in the past success of the Company has been the size, accessibility and quality of the Company's managed dental care provider network. The Company plans to add new, quality providers to its networks, as well as to continue to expand the number of qualified providers who participate in its reduced fee-for-service PPO network. The Company believes a large, accessible network of quality providers is an important component in attracting new enrollment into its managed care and PPO products, both in existing markets and in any new markets developed by the Company.

     Achieve Additional Cost Efficiencies. The Company believes that its strategy of focusing operations on a regional basis provides certain SG&A cost savings. Additionally, the Company has experienced a decline in its SG&A expenses as a percentage of revenues in recent years. The Company continues to enhance its management information systems and plans to introduce new voice and data technologies in the areas of billing and enrollment to achieve additional staffing economies. The Company also regards its large regional enrollment as an effective cost-containment strategy in its provider contracting efforts. The Company believes the combination of its volume purchasing arrangements with providers and its administrative cost efficiencies can contribute to the future growth of the business.

Products

     The Company offers a comprehensive range of flexible and innovative dental benefit products that are designed to offer flexibility to an employer, its eligible employees and their dependents. Each product is positioned to meet the needs of key market segments that the Company has identified. The Company primarily markets two categories of products: (i) stand-alone managed care products and (ii) managed care plans offered in combination with indemnity/PPO plans (marketed by the Company as Managed Choice/SM/ products). The following table shows the enrollment growth in the Company's managed care and indemnity/PPO plans.


                                 As of December 31,
                              -------------------------
                               1994     1995     1996
                              -------  -------  -------
         Members
           Managed Care(1)..  215,700  265,800  341,600
           Indemnity/PPO....   11,600   36,700   56,200
                              -------  -------  -------
               Total........  227,300  302,500  397,800
                              =======  =======  =======

-----------
(1) Includes members who have selected the managed care option under the Company's Managed Choice/SM/ products and excludes Champion members as of December 31, 1996.


     From 1988 to 1992, the Company primarily marketed its managed care plans on a stand-alone basis. Beginning in 1992, the Company combined its managed care plans with indemnity plans and began marketing this combination as its Managed Choice/SM/ products. Since the introduction of Managed Choice/SM/ products in 1992 and the addition of a PPO option in 1996, the Company has experienced significant enrollment growth in its indemnity products, particularly among large employers.

     The Company also receives fee income for providing access to its PPO network and for ASO services. As of December 31, 1996, approximately 34,000 participants were eligible to access the Company's PPO network and were covered under its ASO arrangements. See "Fee Income Products" below.

     Managed Care Products. The Company offers a range of managed care plans which are designed to meet the needs of target markets. These plans vary in coverage levels and cost, which allows the Company to tailor an appropriate managed care product to an employer's current overall benefit program. The Company offers its managed care products on a stand-alone basis and as an alternative to traditional indemnity dental insurance. Managed care products generally are more cost effective to groups and members than traditional indemnity coverage. For example, the Company typically charges 20 to 40% less in monthly premiums for managed care plans than for its indemnity plans which provide comparable coverage. In addition, the Company's managed dental care products offer more comprehensive benefits than traditional dental indemnity plans. The following table compares certain features of the Company's managed care plans with the features of a typical indemnity dental plan.

        COMPARISON OF FIRST COMMONWEALTH'S MANAGED CARE PLANS
                 WITH A TYPICAL DENTAL INDEMNITY PLAN

============================================================================================
                                First Commonwealth                 Typical Dental
Feature                         Managed Care Plans                Indemnity Plan(1)
============================================================================================
       Deductible                       None                        $50 per person
--------------------------------------------------------------------------------------------
Annual dollar limitation                None                        $1,000 per year
       on coverage
--------------------------------------------------------------------------------------------
     Claim forms for            Not required; member          Required; member or dentist
      reimbursement          makes co-payment directly            may incur delays in
                                     to dentist                 obtaining reimbursement
--------------------------------------------------------------------------------------------
        Member's              Member co-payment fixed       Member pays any excess charges
   out-of-pocket costs         in advance of service          above customary fee levels
--------------------------------------------------------------------------------------------

-----------
(1) These features are also representative of indemnity plans offered by the Company.

     The Company receives a monthly premium for each employee and eligible dependent enrolled in its managed care plans. The Company remits a portion of the premium as a capitation payment to the participating network dentist selected by the member to "pre-pay" for dental care to be rendered to that member. The capitation payment is a fixed, per-member payment which is made by the Company to the provider for each member who chooses that dentist, regardless of the frequency or nature of services rendered.

     Members covered under the Company's managed care plans obtain certain basic dental procedures such as exams, x-rays, cleanings and fluoride treatments at no additional charge other than, in some cases, a small office visit co-payment. The Company's managed care plans also establish co-payments for other services provided by the network dentist such as fillings, root canals and crowns. The amount of the co-payment varies in accordance with the complexity of the covered procedure but is designed to exceed the provider's variable cost related to the procedure. The network general dentist provides all dental care services except those specialized services that are more appropriately delivered by dental specialists.

     When a managed care network general dentist identifies the need for a specialist, the general dentist completes a referral request form and forwards it to the Company for review. Examples of dental services provided by a specialist include oral surgery, periodontics, endodontics, pedodontics and orthodontics. The Company's independent contractor dentist consultants review the referral request to determine the appropriateness of the requested treatment. If the dental consultant approves the referral request, the patient is then referred by the network general dentist to a network specialist. The specialist dentist receives a co-payment from the member, negotiated in advance by the Company, for the specialty services rendered. In addition, the Company makes monthly payments to the specialist dentists on a capitated or other basis negotiated by the Company and the specialist.

     Members pay the same amount as a co-payment for the same service whether it is delivered by a managed care network general dentist or a managed care network specialist. At the time of enrollment, members are provided a list which itemizes all covered procedures, the applicable co-payment and any limitations or exclusions. Members' specific out-of-pocket cost for each covered service is thus known in advance of the service being provided by the managed care network provider. These features make the Company's managed care plan coverage relatively simple for the member to understand and for the managed care network provider to administer, particularly when compared to the features of a typical indemnity plan. Members directly pay their applicable co-payment to managed care network providers, typically at the time of service. The Company's managed care plans do not require the patient or provider to complete a claim form in order to obtain coverage, reducing administrative requirements for its managed care network providers. Moreover, the Company's fixed co-payment schedule also improves the provider's ability to collect the patient portion of the cost of services during the visit. This, combined with prepaid capitation, reduces collection costs and improves the managed care network provider's cash flow.

     When an employer first introduces the Company's managed care product to its employees, the employer offers an open enrollment period in which employees may join the managed care plan. Employees enroll for a one year period. Each year thereafter the employer offers an open enrollment period in which employees may join the managed care plan and existing enrollees may terminate their coverage under the plan. When employees enroll in the managed care plan, they select a participating dentist from the Company's managed care network for each family member. Unlike many competing plans, the Company's managed care plans permit each member of an employee's family to choose a different dentist. This choice allows an employee to select a dentist closer to work while other family members may choose a dentist closer to home.

     The Company has designed a range of products to market to employers that currently do not offer a dental plan and to employers that currently offer only a traditional dental indemnity plan. A description of these products and the manner in which they are offered to employer groups follows.

     Managed Care Plans Offered on a Voluntary Basis. The Company's managed care plans can be offered on a voluntary (employee-pays-all) basis, in which only those employees who wish to receive and pay for coverage do so. This product is attractive to many employers who do not presently offer dental benefits to their employees, because it does not require the employer to contribute toward the cost of the dental plan. The Company believes that the primary reasons many employers do not offer a dental plan are cost and the restrictive underwriting requirements of dental indemnity plans. These underwriting restrictions often include minimum financial contributions from the employer, a guaranteed minimum number of employees participating in the dental plans and significant coverage exclusions. Under the Company's managed care products offered on a voluntary basis, the employee pays for the cost of the plan through a payroll deduction, which may be made on a pre-tax basis if the employer has adopted a flexible spending plan under Section 125 of the Internal Revenue Code. Furthermore, unlike many traditional indemnity carriers, the Company does not require any minimum number of employees to enroll in order for this employee-pay-all dental plan to be implemented. The Company's managed care products also do not have the extensive coverage exclusions of dental indemnity plans.

     Managed Care Plans Offered as an Alternative to an Existing Indemnity Dental Plan. The Company also offers its managed care plans as an alternative to an employer's existing dental indemnity program. Employees have the choice of enrolling in the Company's managed care plan or remaining in the employer's existing indemnity dental plan. In offering the Company's managed care plan as an alternative, the employer does not have to change existing indemnity dental benefits or its existing dental claims processor. Unlike traditional indemnity plan designs, the Company's managed care plans have no deductible to satisfy, no annual limitation on benefits, no claim forms to file and are easier for many employees to understand because of the relatively simple co-payment structure.

     The managed care plans offered by the Company to employers as an alternative to existing indemnity plans typically offer more comprehensive coverage than the managed care plans offered to employees on a voluntary basis. The more comprehensive coverage of the managed care alternative is designed to encourage employees to move from the existing dental indemnity plan because the managed care product provides the employer with lower cost per employee. Employers hold an annual open enrollment period in which employees may transfer between the traditional dental indemnity alternative and the managed care alternative. The Company has generally experienced net growth at annual renewals in its managed care plan when offered on such a basis.

     Managed Care Plans Offered as a Replacement for an Existing Dental Indemnity Plan. In evaluating the Company's managed care plans, some employers have elected to implement the managed care plan as a replacement for an existing dental indemnity plan. The Company believes that, typically, this decision is based on three considerations: (1) the lower cost to the employer of the Company's managed dental care plan compared with the traditional dental indemnity plan, (2) the improved coverage to employees available through the Company's managed care plans as compared with a typical indemnity dental plan and (3) the Company's large and accessible network of credentialed dentists.

     In addition to the Company's stand-alone managed care products, the Company also markets its managed care plans in combination with indemnity coverage. A discussion of these products follows.

     Managed Care Plans Combined with Indemnity Plans--Managed Choice/SM/ Products. The Company has combined its managed care plans with indemnity dental coverage in its Managed Choice/SM/ products which offer coverage from the dental HMO network and non-network dentists. Managed Choice/SM/ products enable the Company to replace an employer's existing traditional dental indemnity plan offered by a third party insurance company. Upon enrollment, members select the managed care product or the indemnity plan provided by the Company. The Company provides the out-of-network coverage on a traditional dental indemnity basis and administers the claims for the out-of-network coverage.

     In marketing its Managed Choice/SM/ products, the Company consults with prospective groups to identify potential areas of cost containment for the out-of-network coverage. Because the Company controls the design of both the managed care and indemnity plans, it can encourage greater participation levels in the less expensive managed care plan. Through a combination of plan design and claims administration, the Company has helped contain the aggregate cost of its groups' indemnity dental benefit programs through its Managed Choice/SM/ products.

     The Company has experienced considerable demand for its Managed Choice/SM/ products since their introduction in 1992. As of December 31, 1996, Managed Choice/SM/ products accounted for approximately 138,100 (approximately 35%) of the Company's approximately 397,800 members (excluding Champion). Of the 138,100 Managed Choice/SM/ enrollees, approximately 86,300 are enrolled in the Company's managed care plans and approximately 51,800 are enrolled in the Company's indemnity plans.

     Managed Care Plans Combined with Indemnity/PPO Plans--Managed Choice/SM/ "Triple Option" Products. The Company has integrated a PPO network with the indemnity plan component of the Managed Choice/SM/ product to offer a point-of-service option to members. Called the Managed Choice/SM/ Triple Option, members have a point-of-enrollment choice between the managed care and the indemnity/ PPO plans. If a member selects the indemnity/PPO plan, the member then has a point-of-service option to choose a participating PPO dentist or a non-participating dentist. The member's out-of -pocket cost is reduced by selecting a participating managed care or dental PPO provider over a non-participating provider.

     Under the Company's Managed Choice/SM/ Triple Option product, members who select the indemnity/PPO plan will have a benefit incentive to select the participating PPO dentist. The reduced fee arrangements of the PPO are expected to assist groups in containing dental costs. As of December 31, 1996, the Company's PPO network of providers had approximately 400 more dentists than its network of managed care providers. The Company is actively recruiting other dentists to participate in its PPO network and intends to add more dentists to its PPO plan to support this triple option product.

     The Company has had limited success with its Managed Choice/SM/ Triple Option products since their introduction in 1996. As of December 31, 1996, Managed Choice/SM/ Triple products accounted for approximately 9,000 (approximately 2.3%) of the Company's approximately 397,800 members. Of the 9,000 Managed Choice/SM/ Triple Option enrollees, approximately 4,200 are enrolled in the Company's managed care plans and approximately 4,800 are enrolled in the Company's indemnity/PPO plans. See "Fee Income Products" below for members covered under this product on a self-insured basis.

     Fee Income Products. For self-insured employers, the Company provides claims administration under an administrative services only ("ASO") arrangement whereby the Company does not assume the underwriting risk for the indemnity claims. The Company receives an administrative fee to process the claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. Also under self-insured plans, the Company has offered the integration of the PPO network into employer sponsored plans and can receive a PPO access fee for each member who selects the indemnity/PPO self-insured plan as well as an ASO fee for providing third party administration services. Pursuant to an agreement with Inland, effective January 1, 1996, the Company is receiving PPO access fees as well as ASO fees covering approximately 24,000 Inland employees and dependents, and the Company is actively marketing combined PPO/ASO arrangements to other employers as part of its Managed Choice/sm/ Triple Option product, as discussed above.

     The Company also provides access to its PPO network for a fee to clients. Under this program, PPO network providers offer a reduced fee schedule for services performed. Eligible participants pay reduced fees when they receive dental care services from a PPO network provider. The Company charges its PPO network clients a monthly fee for each participant eligible to access the Company's reduced fee arrangements. The Company does not make any payments to its PPO network providers on behalf of the participants eligible to access the reduced fee arrangements.

     In 1996, the Company introduced a new product called a PPO network "rental" option. Under the terms of this new product offering, the Company provides access to its reduced fee arrangements with providers, but does not handle the third party administration services. This product capability was developed in response to the opportunity to market to large union Taft-Hartley funds, many of which handle their own claims processing. The Company has been selected by a coalition of unions representing more than 50,000 members as the endorsed PPO vendor and enrolled the first union group on January 1, 1997. Although this PPO network "rental" option generates modest fee income, it enhances the Company's purchasing power in the dental community and opens up the organized labor market as a new opportunity for the Company's other managed care products.

Network Providers

     The Company believes that the size, quality and accessibility of its network of managed care dentists has been an essential element in its managed care enrollment growth. The Company maintains a proprietary database of dentist contacts throughout its service area which it utilizes to continuously recruit new providers into its network. The

Company also believes that its ability to effectively market its network of managed care dentists to employers through its managed care products makes participation in its provider network attractive to many dentists. The Company regards its managed care network providers as customers and has implemented practices and procedures to attract and retain qualified providers.

     The Company attempts to compensate managed care providers primarily on a capitated basis because it believes that capitated compensation is the most effective method of containing dental benefit plan costs on an ongoing basis. The Company typically "prepays" the capitated amounts on the first business day of each month for those members who have selected that dentist, thereby creating attractive cash flow advantages to dentists who participate in the Company's managed care network. Dentists have relative high fixed costs associated with their practices. Many dentists are willing to negotiate their fees and find capitation an attractive revenue source to help them cover such costs. In addition to capitation, managed care dentists also receive co-payments for services (other than certain preventative/diagnostic procedures) at the time service is rendered. The Company attempts to price its members' co-payments so that they exceed a dentist's variable costs for the procedure, but are less than the dentist's usual and customary fee. The Company's benefit plans require a patient to make co-payments directly to the dentist at the time of service, which eliminates delays in payments and reduces the overhead associated with filing claims and attendant collection efforts.

     In addition, the Company also may negotiate other payment arrangements with managed care dentists under certain circumstances. This may involve, among other things, contributions by the Company toward costs for infection control or cost-sharing by the Company on a discounted fee-for-service basis. A significant portion of the specialists with which the Company has managed care provider contracts are compensated by the Company on such a discounted fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk of its share of the cost for services provided through such arrangements. Total payments to specialists represented approximately 9% of the Company's payments to providers in 1996.

     The Company believes that the large number of practicing dentists and the high proportion of solo practitioners make the Chicago metropolitan market highly competitive for private practice dentists. It has been the Company's experience within the Chicago metropolitan marketplace that dental providers are willing to participate in its managed care network. The Company believes that providers find participation in its managed care network attractive for several reasons. The Company has established a record of delivering large volumes of new patients to participating providers. The Company regards its network providers as customers and believes that it provides higher levels of service and support than typically provided by its competitors. These factors, coupled with the fact that the Company's capitated payment arrangements provide attractive cash flow advantages to its managed care dentists, have enabled the Company to attract and retain qualified providers for its managed care network.

     The Company also believes that its managed care network must be of demonstrable quality. The Company has developed a multi-step quality assessment program which begins by initially qualifying interested dentists followed by a personal office visit with the dentists. Further credentialing involves verifying a dentist's license, the existence of professional liability coverage and reviewing any previous claims history. Additionally, the dental office itself is reviewed to determine if Company's managed care quality assessment program standards, which include proper infection control procedures, are being followed. After dentists are added to the managed care network, they and their practices are periodically recredentialed to ensure Company quality assessment standards are being maintained. This recredentialing also includes a periodic random chart audit of members who have received services from network dentists at that practice. Additionally, a comprehensive membership complaint/inquiry database is maintained by the Company, the contents of which are discussed with network dentists when considered necessary. The Company administers its continuing quality assessment program through its staff and through consulting dentists, under the supervision of a lead consulting dentist. The Company further demonstrates its commitment to maintaining a quality oriented managed care network through routine, on-site field visits and telephone service calls to dentists. Additionally, the Company provides an ongoing series of continuing education seminars covering such topics as infection control. The Company also maintains a working relationship with professional dental organizations in dealing with issues of common interest.

     The Company believes that its managed care network must be stable in order to offer long-term continuity of care. The Company views its providers as customers rather than vendors of care and, consequently, focuses significant resources upon assessing and addressing provider concerns and sources of dissatisfaction. The Company conducts periodic network dentist satisfaction surveys and also provides an ongoing series of continuing education seminars, at no cost for its managed care network providers. Through these contacts, the Company proactively works to meet network dentists' expectations. As a result, the Company's managed care provider annual retention rate has been on average approximately 95%.

     Managed care network providers are independent contractors who provide services to members pursuant to contractual arrangements with the Company. The Company's relationships with its managed care network dentists generally are terminable at any time by either party upon short notice. The contracts do not require managed care network dentists to provide services exclusively to members of the Company's plans. The Company may, following any required regulatory approval, change the terms, capitation rates, benefits and conditions of the various plans serviced by its managed care network upon advance notice. The Company's contracts with managed care network dentists require the dentists to maintain their own malpractice insurance. The Company also carries insurance protecting it against liability relating to acts or omissions of managed care network dentists. Although no material malpractice or similar claims have been asserted against the Company in the past, there can be no assurance that the Company will not become involved in such litigation or otherwise become subject to material claims relating to its managed care or PPO network dentists in the future. In the event of litigation or claims against the Company for malpractice by one of the providers or for negligence in credentialing one of the providers in its networks, there is no assurance that the Company's professional liability insurance will be sufficient to cover any liability which might result from such litigation or claims.

     The Company's policy is to permit dentists to participate in either its managed care network, its PPO network or both. Consistent with the practice of other dental PPOs, if a dentist elects to only participate in the Company's PPO network, the credentialing requirements are less extensive than those for the managed care network and currently there are no ongoing peer review requirements for PPO dentists. Presently, substantially all of the participating dentists in the Company's managed care network participate in the Company's PPO network. In addition, at December 31, 1996, the Company's PPO network had approximately 400 additional dentists that do not participate in the Company's managed care network. The Company is actively recruiting other dentists to participate in its PPO network and intends to add more dentists to its PPO network.

Customer Groups

     The following table shows a breakdown of the Company's groups by size as of December 31, 1996:

                                                           Subscribers(2)
                                             Number of  -------------------
Size of Group by Number of Subscribers(1)     Groups     Total   % of Total
-----------------------------------------    ---------  -------  ----------
Individuals................................      N/A      4,600      2.5%
2-10.......................................    1,530      8,600      4.6%
11-50......................................    1,956     37,300     20.1%
51-100.....................................      294     20,600     11.1%
101-500....................................      205     39,200     21.1%
500+.......................................       46     75,400     40.6%
                                               -----    -------    -----
       Total...............................    4,031    185,700    100.0%
                                               =====    =======    =====

-----------------

(1) The number of subscribers represents the number of employees of an employer group who have enrolled in one of the Company's products but does not include dependents of such employees.

(2) Amounts do not include subscribers in the Company's ASO, ASO/PPO, PPO network access and rental programs, and excludes subscribers associated with the Champion acquisition.

     The Company's 10 largest groups accounted for approximately 34% of the Company's revenues for the year ended December 31, 1996. The Company's 10 largest groups accounted for approximately 32% of total members for such period. None of the Company's groups accounted for more than 10% of the Company's revenues in 1996.

     The Company has been successful in obtaining dental benefit business from some of the largest employers in the Chicago metropolitan area, including First Chicago Corporation, Inland Steel, Loyola University and Northwestern University. The Company believes that the size and prominence of its largest employer groups has been instrumental in attracting and retaining other employers.

     The Company's group contracts generally provide for a defined set of dental benefits to be delivered to members for a period of one year at specified monthly rates. The contracts normally have fixed terms of one year and provide for automatic renewal unless terminated by notice from either party provided a specified period (typically 60 days) prior to the end of the term thereof.


Marketing and Sales

     The Company markets its dental benefit plans through a network of over 1,400 independent insurance brokers and a direct sales force consisting of 15 employees. This dual distribution system is designed to reach large groups as well as smaller groups and individuals in an efficient and cost effective manner. The Company believes that this marketing strategy provides it with a competitive advantage by enabling it to market to a wider range of potential groups more efficiently than companies relying on a single distribution system.

     The Company's direct sales force targets larger employers and groups which are more likely to contribute towards the cost of dental benefits for their employees. In marketing to large groups, the Company's sales force focuses on stand-alone managed care products as an economical alternative to traditional indemnity coverage as well as Managed Choice/SM/ products. The Company pays its direct sales force through a combination of salary and bonus based upon the number of members enrolled for new groups. As part of its growth strategy, the Company intends to increase its internal sales and marketing staff to recruit and manage its network of brokers and expand telemarketing and direct mail efforts.

     The Company's independent insurance broker network focuses on offering primarily voluntary (employee-pays-all) managed care products to medium and smaller-sized employers which have not previously contributed toward or offered dental care benefits to their employees. The Company believes that there are significant opportunities for the Company to expand managed care coverage to medium and smaller-sized employers by expanding its network of independent brokers who can efficiently sell dental benefit products to the medium and smaller-sized market. Brokers typically do not market the Company's dental benefit plans on an exclusive basis. Brokers generally receive a flat percentage of the premium collected as commission for the initial sale of the Company's product as well as a commission for each annual renewal thereof.

     The Company has developed a proprietary business development process which is used in conjunction with the Company's direct and brokered sales efforts. This business development process relies heavily on a computerized prospect tracking system which contains detailed benefit and contact information on approximately 35,000 employers in the Chicago, Milwaukee and St. Louis metropolitan areas. Using this database, the Company's business development representatives use direct mail to target employer decision makers and brokers and telemarketing to follow up with these employer decision makers and brokers. It has been the Company's experience that the sales cycle may be a multi-year process, particularly since employers tend to make decisions regarding dental coverage on an annual basis. The Company believes that the continuity of communication which it has established with these decision makers gives the Company a significant advantage over its competitors in the Chicago metropolitan market. This comprehensive database also links brokers with their clients which permits the Company's field staff to contact brokers at the time of their clients' annual renewal periods.

     Marketing generally is a two-step process in which presentations are made first to employers and then directly to employees. Once selected by an employer, the Company typically solicits potential subscribers from the employee base directly. During periodic "open enrollments," when employees are permitted to change dental benefit programs, the Company uses direct mail, work site presentations and other marketing methods to attract new subscribers. The Company stresses its ability to provide a flexible schedule of benefits, quality dental services oriented toward preventive care at reasonable prices and a large panel of dentists from which to choose in these marketing efforts.

     The Company also has a member services department which assists members on such matters as schedules of benefits, available network dentists, transfers from one network dentist to another, emergency dental services, billing issues and other administrative and group service matters. The member services department also handles complaints about providers and conducts member satisfaction surveys.

     The Company has a separate account management department that focuses on servicing the needs of benefit managers and groups. The Company believes that this service effort is important to group retention and enrollment growth among group members. The Company manages its groups with a long-term strategic goal to increasing participation in the Company's managed care plans.

Management Information Systems

     The management information systems used by the Company are designed to facilitate subscriber and provider service. The Company depends on these systems for comprehensive group service, premium collection and reconciliation, administration of capitation and commission payments, member eligibility processing, marketing support, corporate accounting and management reporting. The Company's management information systems allow it to offer multiple plans tailored to the needs of its groups and have the capability to interface directly with the systems of its groups, which can facilitate expeditious processing of changes in membership information.

     The Company periodically upgrades its hardware and software systems to
(i) enhance its capability for electronic interchange with its groups, (ii) streamline the systems' ability to support both multi-state accounts and multiple products for the same group, (iii) enhance the integration between the Company's management information systems and its corporate accounting software, (iv) improve statistical and analytical capability with respect to various aspects of the Company's business and (v) make other technological changes to improve the efficiency of the Company's systems. The Company plans to introduce new voice and data technologies and to increase the use of electronic methods for billing, enrollment and ongoing eligibility maintenance between employer groups and network dentists. The Company believes that these steps should help it to limit staff increases in the future and to increase the effectiveness and efficiency of its administrative operations.

Competition

     The Company operates in a highly competitive environment. Its competitors principally include insurance companies, which often offer both managed dental care and indemnity dental products in the Company's market, and independent companies offering managed dental care products similar to those offered by the Company. The managed dental care industry as a whole is currently fragmented and characterized by the participation of several large, national insurance companies and many smaller independent plan sponsors. The Company also competes with numerous other types of businesses in the health care industry, including health maintenance organizations, limited health services corporations, self-funded plans which are administered by third party administrators, preferred provider organizations and other discount fee-for-service dental plans. The Company has experienced, and expects that it will continue to experience in the future, increased competition from all such sources. Many of the Company's competitors are larger and have substantially greater financial and other resources than the Company. Price considerations have been a significant competitive factor in the past and the Company believes pricing will continue to be a significant competitive factor in the future, especially with respect to large government and labor union contracts awarded on the basis of competitive bidding. Currently such contracts constitute less than 2% of the Company's total revenues. The Company believes that it competes principally on the basis of the pricing of managed care products in comparison to traditional indemnity plan coverage, the size, accessibility and quality of its provider network, its service reputation and the diversity of its products. Of these, the Company has found that provider network size, accessibility and quality, service reputation and cost are generally the factors most critical in employer decision-making.

     While the managed dental care business does not require substantial amounts of capital, the Company believes that certain factors may limit the number of new competitors that successfully enter its marketplace. These include the need for new competitors to comply with governmental licensing requirements and to establish provider and insurance broker networks in order to enter and compete in the market. The Company believes that it is well positioned to continue to compete in the Chicago, Milwaukee and St. Louis metropolitan areas as a result of its growing network of providers and insurance brokers and the Company's service reputation and client base. The Company also believes that it is well positioned to compete in the Detroit and Indianapolis metropolitan areas as a result of the competitive size of its network of providers and the Company's focused marketing efforst. While the Company believes that it has successfully established one of the leading market positions in the Chicago, Milwaukee and St. Louis metropolitan areas, there can be no assurance that the Company will be able to continue to increase or maintain its market share. Increased competition could adversely affect the Company's results of operations.

Government Regulation

     The business of the Company is subject to extensive regulation, by, as may be applicable, the insurance statutes and regulations of the states in which the Company operates with respect to the prepaid health plan, insurance, reinsurance, and related operations of the Company ("Insurance Regulation"). The Company is registered in Illinois as a Third Party Administrator and as an Insurance Firm; its subsidiary, First Commonwealth of Illinois, Inc., is registered in Illinois as a Preferred Provider Administrator; another subsidiary, First Commonwealth Limited Health Services Corporation, is licensed in Illinois as a Limited Health Service Organization and in Indiana as a Limited Service Health Maintenance Organization; another subsidiary, First Commonwealth Reinsurance Company, is licensed in Arizona as a life and disability reinsurer; another subsidiary, First Commonwealth Limited Health Service Corporation, is licensed in Wisconsin as a Limited Service Health Organization; another subsidiary, Champion Dental Services, Inc., is licensed in Missouri as a prepaid dental plan corporation; and an affiliate, First Commonwealth Health Services Corporation, is organized under Illinois law as a Voluntary Health Services Plan.

     Insurance Regulation, which may vary from state to state, establishes extensive operational, financial, reporting, and other requirements applicable to the Company's business in such state. Depending upon the nature and scope of regulatory requirements adopted from time to time in each of the states having jurisdiction over the legal entities or operations of the Company, Insurance Regulation may materially and adversely affect the business, operating results and financial condition of the Company. Insurance Regulation generally requires the Company to be licensed by the state insurance department in order to offer its dental care products, administrative services or preferred provider network in such state and otherwise conduct its operations in such state. In addition, Insurance Regulation generally prescribes minimum levels of net worth and reserves, limits the ability of the Company's subsidiaries to pay dividends to the extent required surplus would be impaired, requires filings for approval of products and services offered by the Company and its subsidiaries and the filing of rate schedules, certain product literature, forms of contracts with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), establishes minimum benefit levels for the Company's dental products in some cases, provides for periodic examinations, including quality assessment review, establishes standards for the Company's management and other personnel, specifies measures for resolving grievances and requires prior approval if more than a certain percentage of the Company's outstanding voting securities are to be acquired. Changes in Insurance Regulation or the application thereof could involve, among other things, increased capitalization requirements, limitations on the payment of dividends, distributions, or principal or interest on subordinated debt, the imposition of guaranty fund assessments, mandated health benefits and other terms of enrollment contracts, restrictions on the use of "fronting arrangements" and reinsurance agreements, requirements for admission of or licensing as foreign reinsurance companies, limited health service organizations, limited service health organizations, prepaid dental plan corporations, preferred provider administrators and third party administrators, state health insurance reforms for groups and individuals, "any willing provider" requirements limiting the Company's right to restrict the size of its provider network, minimum loss ratio requirements, or other matters. There can be no assurance that changes in Insurance Regulation or the application of existing Insurance Regulation, including matters relating to the

Company's limited operations outside its service areas, will not materially and adversely affect the business or financial condition of the Company. Failure of the Company to comply with the Insurance Regulation could subject the Company to financial penalties, cease and desist orders or the revocation of one or more licenses required to conduct its business.

     Any future expansion of the Company's business may subject the Company to additional regulation by the state or federal governments. The insurance statutes and regulations of certain states may limit the ability of the Company to expand its operations in or into such states, or may substantially delay the commencement of operations in such states as a result of the need to comply with the licensing requirements of such states. Expansion of the Company's business by acquisition of control of existing regulated entities may subject the Company to substantial filing and approval requirements. Furthermore, proposals have been made in the past, and may be made again, for national and state health care reform which, if enacted, could materially and adversely affect the business and financial condition of the Company. It has been the Company's policy to maintain regular contact and productive working relationships with regulators in each jurisdiction in which it is licensed to conduct business.

     In general, Insurance Regulation of the states in which the Company and its subsidiaries operate require a person seeking to acquire control, directly or indirectly, of certain regulated entities or of any person controlling such entity to file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information regarding the identity and background of the acquiror and its affiliates, the source and amount of funds to be used to effect the acquisition and certain other matters. For purposes of many of these statutes and regulations promulgated thereunder, a person that owns or controls, directly or indirectly, 10% or more of the outstanding voting securities of any other person is generally presumed to "control" that other person. Accordingly, any purchase of Common Stock that would result in the purchaser having beneficial ownership of Common Stock equal to or in excess of the specified threshold level, which may be lower than 10% in some states or, as a result of future regulatory action, in one or more of those states in which the Company currently operates, pursuant to the offering of Common Stock made hereby or otherwise (including through purchases in the open market), must file for and obtain prior approval from all applicable regulatory authorities. Such prior approval could also apply to the acquisition of proxies to vote specified percentages of the outstanding Common Stock and, therefore, could delay or prevent a stockholder from acquiring such proxies in a proxy contest. No assurance can be given that the Company would not seek to invoke these laws and regulations in a proxy contest or a tender offer or merger situation. Failure to comply with change of control provisions under applicable state insurance codes by an investor acquiring the Company's Common Stock at or above the specified threshold levels could result in a material adverse effect on such investor, including the possible entry of a divestiture order, and could also possibly result in adverse regulatory action against the Company and its subsidiaries. Prospective and current stockholders, and not the Company, are responsible for compliance with Form A and similar filing and prior approval requirements. The Company assumes no obligation with respect to these matters.

     The Company's business is not currently regulated at the federal level. During 1994, however, Congress considered legislation proposing comprehensive reform of the health care system in the United States. The Company cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting insurance and/or managed care providers such as the Company may be proposed, enacted or implemented or what impact such initiatives may have on the Company's business, operating results or financial condition.

Company's Corporate Structure

     The Company contracts to provide dental care benefits to groups and members in Illinois and Indiana through First Commonwealth Limited Health Services Corporation, a wholly-owned subsidiary ("FC-Limited"), in Wisconsin through First Commonwealth Limited Health Service Corporation, a wholly-owned subsidiary ("FC-Wisconsin"), and in 1997 in Missouri through Champion, a wholly-owned subsidiary. The Company provides administrative and marketing services for FC-Limited, FC-Wisconsin, and Champion. Another wholly-owned subsidiary, First Commonwealth of Illinois, Inc. ("FC-Illinois"), contracts with dentists and dental care specialists to provide dental care services to groups and to members for whom FC-Limited, FC-Wisconsin, and Champion provides dental benefits. Smileage, a wholly-owned subsidiary, is a Wisconsin based dental HMO administrator.

     As the Company has increased its indemnity business, it has entered into a reinsurance agreement with North American Insurance Company, an Illinois licensed reinsurer ("North American"), covering a portion of its indemnity business. North American, in turn, has entered into an agreement with another subsidiary of the Company, First Commonwealth Reinsurance Company ("FC-RE"), whereby North American transfers most of this reinsured risk from FC-Limited to FC-RE. The Company currently retains virtually all of the underwriting risk of its indemnity plans. FC-RE engages in no reinsurance activity that is not related to the Company's indemnity products.

     First Commonwealth Health Services Corporation ("FCHSC") is consolidated with the Company and its subsidiaries for financial reporting purposes. FCHSC is not material to the financial condition or operating results of the Company. FCHSC is licensed under the Voluntary Health Services Plans Act (the "VHSP Act"). In accordance with the VHSP Act,
FCHSC is operated and conducted as a not-for-profit and is also governed by the provision of the General Not-for-Profit Corporation Act. FCHSC was initially capitalized by First Commonwealth, Inc. ("FC Inc.") through the purchase of a subordinated note. Certain officers and trustees of FCHSC are common to the officers and directors of FC Inc. Consistent with its authority under the VHSP Act, FCHSC provides reimbursement to its members for covered dental care. The VHSP Act requires, among other provisions, that FCHSC not expend more than 20% of its annual subscriber revenue for administrative costs and 10% for marketing costs. FC Inc. provides administrative and marketing services to FCHSC pursuant to a management agreement.

Risk Management

     The Company maintains general and professional liability insurance to cover the risk of operating its managed care dental plans. In addition, each dentist in the provider network is required to maintain malpractice insurance.

     The Company seeks to enter into capitation arrangements whenever possible as its primary means of managed care dentist compensation. In addition to capitation arrangements, the Company also may negotiate other payment arrangements with dentists and specialists. Such arrangements may involve, among other things, contributions by the Company toward costs for infection control or discounted fee-for-service pricing arrangements. Certain specialists with which the Company has provider contracts are compensated by the Company on such a discounted fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk of its share of the cost for services provided by such specialists. If the utilization of specialty care benefits substantially increase under the Company's managed care plans, the Company's profitability could be materially and adversely affected. Total payments to specialists represented approximately 9% of the Company's payments to managed care providers in 1996.

     In addition, an increasing portion of the Company's business is the sale of indemnity/PPO plans as part of its Managed Choice/SM/ product. The Company retains virtually all of the underwriting risk of its indemnity/PPO products. Although dental indemnity/PPO plans have limitations on coverage (including limits on procedures covered, amounts covered per procedure and annual and lifetime benefits), due to variability in both the utilization of services and the cost per service under an indemnity/PPO plan, increased indemnity/PPO enrollment increases the underwriting risk undertaken by the Company. The dental benefit costs associated with the Company's Managed Choice/SM/ products include an estimate of dental expenses incurred by its members outside of the Company's provided network, but which have not yet been reported to the Company. If the utilization or cost per service incurred outside of the Company's network were to be greater than estimated, the Company's business, operating results or financial condition could be materially and adversely affected. The Company has not experienced any significant adverse variations between such estimated and actual expenses, but there can be no assurance that such variations will not occur in the future.

     The Company staffs its claims processing operation with individuals experienced in dental terminology and procedures such as hygienists, dental office assistants and dentist consultants, who review claims submitted for appropriateness. The Company also uses specific underwriting criteria as an integral part of its risk management program for its indemnity/PPO plans. Utilizing specific underwriting criteria, the Company attempts to assure that each employer group's profile is consistent with relevant rating assumptions. In addition, high patient cost-sharing in dental plans substantially limits the underwriting risk of a dental plan, particularly when compared to the risk in a medical plan. Furthermore, unlike medical plans, dental plans typically do not cover catastrophic risks.

Employees

     The Company had approximately 135 employees as of December 31, 1996. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


Item 2.  Properties

     The Company does not own any real estate; it leases approximately 24,000 feet of office space in Chicago. The lease has a term expiring in 2000, with an option for the Company to extend the lease through 2003. In addition, the Company leases approximately 1,700 feet of office space in Milwaukee with a term expiring in 1999; 500 feet of office space in Detroit with a term expiring in 1997, and 500 feet of office space in Indianapolis with a term expiring in 1997.


Item 3.  Legal Proceedings

     The Company is involved from time to time in routine legal and regulatory proceedings incidental to its business. The Company is not involved in any currently pending lawsuits or proceedings that it believes will have, individually or in the aggregate, a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                               PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Incorporated herein by reference from section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 1996 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.


Item 6.  Selected Financial Data

     Incorporated herein by reference from section entitled "Selected Consolidated Financial and Operating Data" in the Company's 1996 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.


Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference from section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders, which is included as
Exhibit 13 to this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference from sections entitled "Financial Statements" and "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30,
1997) is incorporated herein by reference.


Item 11.  Executive Compensation

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement
(which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1997) is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1997) is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30,
1997) is incorporated herein by reference.

                               PART IV
                               =======


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)  Financial Statements

     The following financial statements are filed as part of this report:

          Report of Independent Public Accountants on Consolidated Financial Statements.*

          Consolidated Balance Sheets of the Company as of December 31, 1996, 1995 and 1994.*

          Consolidated Statements of Income of the Company for the years ended December 31, 1996, 1995 and 1994.*

          Consolidated Statements of Stockholders' Equity of the Company for the years ended December 31, 1995, 1994 and 1993.*

          Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1996, 1995 and 1994.*

          Notes to Consolidated Financial Statements.*

------------

* Incorporated herein by reference from the Company's 1996 Annual Report to Stockholders.


     (a)(2) Financial Statement Schedules

     Report of Independent Public Accountants on Financial Statement Schedule Page 25

     Schedule II  --  Valuation and Qualifying Accounts      Page 26

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or an inapplicable, and therefore have been omitted.


     (a)(3)  Exhibits

     The following Exhibits are filed herewith or incorporated herein:

Exhibit No.                                       Description
-----------                                       -----------
   3.1  --    Second Restated Certificate of Incorporation of the Company, as amended (1)
   3.2  --    Restated By-laws of the Company (2)
   4.1  --    Stockholders Rights Agreement between the Company and First Chicago Trust Company of
              New York (1)


Exhibit No.                                         Description
-----------                                         -----------
  10.1  --    Series A and Series B Preferred Stock Purchase Agreement dated September 18, 1987 by and among the Company and the Purchasers referred to therein (1)
  10.2  --    Registration Agreement, dated September 18, 1987, by and among the Company and the
              Purchasers referred to therein (1)
  10.3  --    Founders' Agreement, dated September 18, 1987, by and among the Company, the Purchasers referred to therein and each of Christopher C. Multhauf and David W. Mulligan (1)
  10.4  --    First Amendment and Agreement, dated as of September 18, 1988, by and among the Company and the Purchasers referred to therein (1)
  10.5  --    First Commonwealth, Inc. Management Bonus Plan (1)(3)
  10.6  --    1987 Statutory-Nonstatutory Stock Option Plan, as amended (1)(3)
  10.7  --    1995 Long-Term Incentive Plan, as amended as of March 14, 1997 (3)
  10.8  --    First Commonwealth, Inc. Salary Savings Plan (1)(3)
  10.9  --    Employment Agreement between the Company and Christopher C. Multhauf (1)(3)
 10.10  --    Employment Agreement between the Company and David W. Mulligan (1)(3)
 10.11  --    Employment Agreement between the Company and Gregory D. Stobbe, as amended (1)(3)
 10.12  --    Employment Agreement between the Company and Mark R. Lundberg (1)(3)
 10.13  --    Employment Agreement between the Company and Scott B. Sanders (1)(3)
 10.14  --    Reinsurance Agreement between First Commonwealth Limited Insurance Company and First
              Commonwealth Reinsurance Company (1)
 10.15  --    Reinsurance Agreement between North American Insurance Company and First Commonwealth
              Reinsurance Company (1)
 10.16  --    Form of First Commonwealth Limited Health Services Corporation Group Master Contract (1)
 10.17  --    Form of First Commonwealth of Illinois, Inc. Dental Provider Agreement (1)
 10.18  --    Form of First Commonwealth of Illinois, Inc. Participating PPO Dentist Contract (1)
 10.19  --    Lease Agreement between 444 North Wells Limited Partnership as sole beneficiary of American
              National Bank & Trust Company of Chicago Trust No. 56647 as Landlord and the Company as
              Tenant, as amended (1)
 10.20  --    Administrative Master Contract, dated December 12, 1990, between First Commonwealth of
              Illinois, Inc. and First Commonwealth Limited Health Services Corporation (1)
 10.21  --    Administrative Contract, dated December 12, 1990, between First Commonwealth, Inc. and
              First Commonwealth Limited Health Services Corporation (1)


Exhibit No.                                       Description
-----------                                       -----------
 10.22  --    Management Agreement, dated November 20, 1987, between First Commonwealth, Inc. and
              First Commonwealth Health Services Corporation (1)
 10.23  --    Administrative Master Contract, dated February 1, 1989, between First Commonwealth of
              Illinois, Inc. and First Commonwealth Health Services Corporation, as amended (1)
 10.24  --    Public Offering Agreement among the Company, Christopher C. Multhauf, David W. Mulligan
              and the Selling Stockholders identified therein (1)
 10.25  --    Stock Exchange Agreement, dated July 18, 1996, by and among the Company and the
              Shareholders of Smileage Dental Services, Inc., is hereby incorporated by reference to Exhibit
              2.1 to the Company's Currrent Report on Form 8-K, dated July 18, 1996
 10.26  --    Registration Rights Agreement, dated July 18, 1996, between the Company and the Holders of
              Registrable Securities referred to therein, is hereby incoporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated July 18, 1996
 10.27  --    Stock Purchase Agreement, dated as of October 2, 1996, among the Company, Group Health
              Plan, Inc., Champion Dental Services, Inc. and Coventry Corporation, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
    11  --    Statement re: computation of per share earnings
    13  --    1996 Annual Report to Stockholders
    21  --    Subsidiaries of the Registrant
    23  --    Consent of Arthur Andersen LLP
    24  --    Powers of Attorney (included on signature page)
    27  --    Financial Data Schedule

-----------
(1) Incorporated herein by reference to an exhibit with the same number as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426).

(2) Incorporated herein by reference to an exhibit with the same number as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(3)  Represents management contract or compensatory plan or arrangement.


     (b)  Reports on Form 8-K

          The Company filed a Form 8-K, as amended, dated as of December 31, 1996, to report the acquisition of Champion Dental Services, Inc., and to file required financial information relating thereto.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of First Commonwealth, Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in FIRST COMMONWEALTH, INC. AND SUBSIDIARIES' 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 12, 1997

              FIRST COMMONWEALTH, INC. AND SUBSIDIARIES

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Period                                                        Additions
------                                              -----------------------------
Year Ended                            Balance at       Charged to
December                              Beginning of     Costs and     Charged to Other      Deductions-        Balance at
31,           Description             of Period        Expenses      Accounts-Describe     Describe           End of Period
---           -----------             ---------        --------      -----------------     --------           -------------
1994          Claims liability          $  225,962     $1,361,455            --            $1,199,703(1)      $  387,714

              Allowance for doubtful
              accounts                  $   80,782     $   36,000            --                    --         $  116,782


1995          Claims liability          $  387,714     $5,451,936            --            $4,581,969(1)      $1,257,681

              Allowance for doubtful
              accounts                  $  116,782     $  192,808            --            $  112,274(2)      $  197,316


1996          Claims liability          $1,257,681     $8,341,669            --            $8,019,681(1)      $1,579,669

              Allowance for doubtful
              accounts                  $  197,316     $  104,000            --            $   31,762(2)      $  289,554


--------------------
(1)  Payment for claims

(2)  Write-off of bad debt

                              SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1997          FIRST COMMONWEALTH, INC

                               By:  /s/ Christopher C. Multhauf
                                  ---------------------------------------------
                                  Christopher C. Multhauf
                                  Chairman of the Board of Directors and Chief
                                  Executive Officer


                   POWER OF ATTORNEY AND SIGNATURES

     Each of the undersigned officers and directors of First Commonwealth, Inc. hereby severally constitutes and appoints Christopher C. Multhauf, David W. Mulligan and Scott B. Sanders, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable First Commonwealth, Inc. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 31st day of March, 1997.


       Name                                                 Capacity
       ----                                                 --------
/s/ Christopher C. Multhauf      Chairman of the Board of Directors and Chief Executive Officer
-------------------------------  (principal executive officer)
Christopher C. Multhauf


/s/ David W. Mulligan            Director, President, Secretary and Chief Operating Officer
-------------------------------
David W. Mulligan


/s/ Scott B. Sanders             Chief Financial Officer and Treasurer (principal financial and
-------------------------------  accounting officer)
Scott B. Sanders


/s/ Richard M. Burdge, Sr.       Director
-------------------------------
Richard M. Burdge, Sr.


/s/ William J. McBride           Director
-------------------------------
William J. McBride


/s/ Jackson W. Smart, Jr.        Director
-------------------------------
Jackson W. Smart, Jr.


                            Exhibit Index
                            -------------




Exhibit No.                         Description
-----------                         -----------

10.7   -   1995 Long-Term Incentive Plan, as amended as of March 14, 1997

11     -   Statement re: computation of per share earnings

13     -   1996 Annual Report to Stockholders

21     -   Subsidiaries of the Registrant

23     -   Consent of Arthur Andersen LLP

24     -   Powers of Attorney (included on signature page)

27     -   Financial Data Schedule

