Form 10-Q
period 1997-03-31
FIRST COMMONWEALTH INC
filed 1997-05-14
CIK 1001493

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

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

Common Stock, par value $.001 per share, outstanding as of April 30, 1997:
3,612,754 shares

--------------------------------------------------------------------------------

                            First Commonwealth, Inc.
                                   Form 10-Q
                      For the quarter ended March 31, 1997

                                     INDEX

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------
                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997
         and December 31, 1996..............................................  3

         Consolidated Statements of Income for the three months ended
         March 31, 1997 and 1996............................................  5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1997 and 1996............................................  6

         Reconciliations of Net Income to Net Cash Provided by
         Operating Activities for the three months ended
         March 31, 1997 and 1996............................................  7

         Notes to Consolidated Financial Statements.........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  10

                          PART II.   OTHER INFORMATION
                          ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders...............  12

Item 6.  Exhibits and Reports on Form 8-K..................................  13

SIGNATURES.................................................................  14

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

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------


Item 1.  Financial Statements

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
------------------------------------------------
(Dollars in Thousands)


ASSETS                                              March 31, 1997   December 31, 1996
------                                              --------------   -----------------
                                                      (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                               $10,094             $15,817

 Investments - Short Term                                    515                   0

 Accounts receivable, net of allowance
 of $350 at March 31, 1997 and $290 at
 December 31, 1996                                         2,947               3,011

 Other receivables                                           287                 221

 Deposit under reinsurance agreement                         849                 697

 Prepaid expenses                                          1,370                 408

 Deferred tax asset                                        1,048                 869
                                                         -------             -------

   Total current assets                                   17,110              21,023
                                                         -------             -------

PROPERTY AND EQUIPMENT, at cost                            3,534               3,348

 Less - Accumulated depreciation                          (1,870)             (1,725)
                                                         -------             -------

   Property and equipment, net                             1,664               1,622
                                                         -------             -------

OTHER ASSETS:

 Restricted cash equivalents and government securities
 on deposit, at cost which approximates market             1,252               1,222

 Deposits and other                                          139                 105

 Intangible assets                                        10,416              10,482
                                                         -------             -------

   Total other assets                                     11,807              11,809
                                                         -------             -------

   TOTAL ASSETS                                          $30,581             $34,454
                                                         =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued
------------------------------------------------------
(Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY            March 31, 1997   December 31, 1996
                                                --------------   -----------------
                                                  (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                               $  273              $  338

 Accounts payable - dental service providers               875                 348

 Claims liability                                        1,449               1,580

 Accrued payroll and related costs                         579                 739

 Other accrued expenses                                    537                 648

 Deferred subscriber revenue                             4,599               4,449

 Payable under reinsurance agreement                       771                 628

 Income taxes payable                                      588                 101

 Other current liabilities                                   0               5,500
                                                        ------              ------

   Total current liabilities                             9,671              14,331

DEFERRED TAX LIABILITY - long-term                         187                 167
                                                        ------              ------

   Total liabilities                                     9,858              14,498
                                                        ------              ------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
   shares authorized, none issued)                           0                   0

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,613,189 shares at March 31, 1997
   and 3,600,996 shares at December 31, 1996 issued
   and outstanding)                                          4                   4

 Capital in excess of par value                         13,213              13,207

 Less 430 shares of common stock at March 31, 1997
   and 425 shares of common stock at December 31,
   1996 held in treasury, at cost                          (12)                (12)

 Retained earnings                                       7,518               6,757
                                                       -------             -------

   Total stockholders' equity                           20,723              19,956
                                                       -------             -------

   Total liabilities and stockholders' equity          $30,581             $34,454
                                                       =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------
(Dollars in Thousands, except per share data)


                                          For the three months ended:
                                        -------------------------------
                                        March 31, 1997   March 31, 1996
                                        ---------------  --------------
SUBSCRIBER REVENUE                        (Unaudited)      (Unaudited)

  Managed Care                              $   10,529       $    7,097
  Indemnity/PPO                                  2,732            2,492
  Fee Income                                       202              184
                                            ----------       ----------

     Total Subscriber Revenue                   13,463            9,773
                                            ----------       ----------


BENEFIT COVERAGE EXPENSES

  Managed Care                                   6,617            4,086
  Indemnity/PPO                                  2,145            1,940
  Fee Income                                        --               --
                                            ----------       ----------

     Total Benefit Coverage Expenses             8,762            6,026
                                            ----------       ----------

GROSS MARGIN

  Managed Care                                   3,912            3,011
  Indemnity/PPO                                    587              552
  Fee Income                                       202              184
                                            ----------       ----------

     Total Gross Margin                          4,701            3,747

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                           3,518            2,794
                                            ----------       ----------

  Operating income                               1,183              953

INTEREST INCOME, net                               107              162
                                            ----------       ----------

  Income before income taxes                     1,290            1,115

PROVISION FOR INCOME TAXES                         530              446
                                            ----------       ----------

NET INCOME                                  $      760       $      669
                                            ==========       ==========

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                           3,715,212        3,496,125

EARNINGS PER SHARE                               $0.20            $0.19

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)


                                                      For the three months ended:
                                                  ---------------------------------
                                                   March 31, 1997   March 31, 1996
                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:               (Unaudited)       (Unaudited)

 Cash received from subscribers                         $13,006          $ 9,409
 Cash paid to providers of care                          (5,380)          (3,847)
 Cash paid to employees, brokers and suppliers           (4,758)          (3,618)
 Claims paid                                             (2,261)          (1,650)
 Interest received                                           99               85
 Income taxes paid                                         (203)             (71)
 Cash transferred to restricted funds                       (30)            (177)
                                                        -------          -------

   Net cash provided by operating activities                473              131
                                                        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment, net                   (186)             (75)
 Purchase of short-term investments                        (517)          (3,163)
 Proceeds from short-term investments                         0            1,007
 Acquisition cost                                        (5,500)               0
                                                        -------          -------

   Net cash used in investing activities                 (6,203)          (2,231)
                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of common stock                                     7                0
 Principal payments on capital leases                         0              (16)
 Purchase of treasury stock                                   0                0
 Payments of preferred dividends                              0              (13)
                                                        -------          -------

   Net cash provided (used) in financing activities           7              (29)
                                                        -------          -------

   Net change in cash and cash equivalents               (5,723)          (2,129)

CASH AND CASH EQUIVALENTS,
 beginning of period                                     15,817           12,680
                                                        -------          -------

CASH AND CASH EQUIVALENTS,
 end of period                                          $10,094          $10,551
                                                        =======          =======


The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
-----------------------------------------------------
(Dollars in Thousands)

                                                          For the three months ended:
                                                        -------------------------------
                                                        March 31, 1997   March 31, 1996
                                                        --------------   --------------
                                                         (Unaudited)      (Unaudited)
Net income                                                  $ 760            $ 669
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             213              131
    (Increase) decrease in assets:
        Accounts receivable, net                               64             (865)
        Other receivables                                     (66)             (61)
        Deposit under reinsurance agreement                  (152)            (151)
        Prepaid expenses                                     (962)             (27)
        Deferred tax asset                                   (179)             (96)
        Restricted cash equivalents and government
          securities                                          (30)            (177)
        Deposits and other                                    (34)               1
    Increase (decrease) in current liabilities:
        Accounts payable - trade                              (65)             266
        Accounts payable - dental service providers           527               40
        Claims liability                                     (131)             291
        Accrued payroll and related costs                    (160)            (290)
        Other accrued expenses                               (111)            (175)
        Deferred subscriber revenue                           150              500
        Payable under reinsurance agreement                   143              136
        Income taxes payable                                  486              471
    Increase in long-term liabilities:
        Long-term deferred tax liability                       20                0
                                                            -----            -----
    Net cash provided by operating activities               $ 473            $ 131
                                                            =====            =====


The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 1997


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1997, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.   Earnings Per Share

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options.

3.   Business Combination

     Effective July 18, 1996, the Company completed the acquisition of Smileage Dental Services, Inc. ("Smileage"), a Wisconsin-based dental HMO administrator which provides services to approximately 50,000 members and an associated reinsurance transaction, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through the issuance of 231,399 shares of the Company's common stock. The acquisition resulted in the excess of cost over fair value of net assets acquired of approximately $5.6 million.

     Effective December 31, 1996, the Company completed the acquisition of Champion Dental Services, Inc. ("Champion"), a Missouri-based prepaid dental plan, which provides services to approximately 60,000 members, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through proceeds from the Company's initial public offering and was paid in cash on January 2, 1997. The acquisition resulted in the excess of cost over fair value of net assets acquired of approximately $4.9 million.

     The acquisitions of Smileage and Champion were accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisitions. The results of Smileage and Champion have been reflected in the results of operations of The Company for the entire period ended March 31, 1997.

     Unaudited pro forma results of operations of the Company for the three months ended March 31, 1996 are included below. Such pro forma presentation has been prepared assuming the acquisition of Smileage and Champion had occurred as of January 1, 1996.


                              Three Months Ended
                                March 31, 1996
                              ------------------

Revenues (in thousands)             $11,864
                                    =======

Net Income (in thousands)           $   674
                                    =======

Net Income per share                $  0.18
                                    =======


     The pro forma results include the historical accounts of the Company and historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the reduction of salaries and expenses which will not be incurred on an ongoing basis, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Total subscriber revenue increased by $3.7 million, or 37.8%, to $13.5 million in the three months ended March 31, 1997 from $9.8 million in the three months ended March 31, 1996. This increase is attributable to increased enrollment in the Company's managed care plans as well as the effect of the acquisitions which accounted for $2.8 million of the increase. Managed care revenue increased by $3.4 million, or 48.4%, to $10.5 million in the three months ended March 31, 1997 from $7.1 million in the same period in 1996, primarily due to a 50.0% increase in new members. The revenue increase was mainly as a result of the acquisitions which accounted for $2.8 million of the increase. Indemnity/PPO revenue increased $240,000 to $2.7 million in 1997 from $2.5 million in 1996, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $954,000, or 25.5%, to $4.7 million in the three months ended March 31, 1997 from $3.7 million in the three months ended March 31, 1996. Total gross margin as a percentage of revenue was 34.9% in 1997 as compared to 38.3% in 1996. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's acquired businesses which have a significantly lower gross margin percentage, at an average of 27.3%, than the existing managed care business. Managed care gross margin as a percentage of revenue was 37.2% in 1997 as compared to 42.4% in 1996. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 21.5% in 1997 from 22.2% in 1996. The change in indemnity/PPO gross margin is the result of non-recurring favorable claims experience recorded in the first quarter of 1996.

     SG&A expenses increased by $724,000, or 25.9%, to $3.5 million for the three months ended March 31, 1997 from $2.8 million for the three months ended March 31, 1996. The increase of expenses is primarily from establishing offices and staffing in Milwaukee and St. Louis as a result of the acquisitions. As a percentage of revenue, SG&A expenses dropped to 26.1% for 1997 from 28.6% for 1996. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the managed care plans from the Wisconsin acquisition.

     Operating income increased by $230,000, or 24.1%, to $1.2 million for the three months ended March 31, 1997 from $953,000 for the three months ended March 31, 1996. As a percentage of revenue, operating income was 8.8% in 1997 as compared to 9.8% in 1996. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income decreased by $55,000 to $107,000 for the three months ended March 31, 1997 from $162,000 for the three months ended March 31, 1996 primarily as a result of the payment of the purchase price for Champion on January 2, 1997.

     The effective tax rate for the three months ended March 31, 1997 was 41.1% versus 40.0% for the three months ended March 31, 1996. The increase in the effective tax rate was primarily the result of the non-deductibility of the amortization of goodwill incurred in one of the Company's acquisitions.

     Net income increased by $91,000, or 13.6%, to $760,000 for the three months ended March 31, 1997 from $669,000 for the three months ended March 31, 1996. Earnings per share was $0.20 and $0.19 for the three months ended March 31, 1997 and 1996, respectively.

     See Note 3 to the Notes to Consolidated Financial Statements for the pro forma effect of acquisitions.

Liquidity and Capital Resources

     The Company's operating cash requirements for the three months ended March 31, 1997 have been met principally through operating cash flows. The primary uses of cash have been for the purchase of Champion, operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $473,000 and $131,000 for the three months ended March 31, 1997, and 1996, respectively. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $6.2 million and $2.2 million for the three months ended March 31, 1997 and 1996, respectively. The primary use in 1997 was $5.5 million for the purchase of Champion paid on January 2, 1997. In addition, the first three months of 1997 and 1996 includes a net of $517,000 and $3.2 million, respectively, used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $186,000 for the three months ended March 31, 1997 and $75,000 for the three months ended March 31, 1996, respectively, for furniture, leasehold improvements, and computer equipment as the Company has expanded its leased office space.

     As of March 31, 1997, the Company had cash and cash equivalents of $10.1 million as well as short term investments of $515,000 and no long-term debt outstanding. In addition, the Company has a $500,000 unsecured revolving line of credit facility which expires June 30, 1997, which has not been drawn upon during the past three years. Any outstanding indebtedness under the line of credit will bear interest at a rate equal to the prime rate.

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

                         PART II.   OTHER INFORMATION
                         ----------------------------


Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Shareholders of the Company, held on April 30, 1997, the following numbers of votes were cast for the matters indicated:

          1.   Election of two Class II directors of the Company.


                      Nominee             For      Withhold   Broker Non-Vote
               ---------------------   ---------   --------   ---------------
               David W. Mulligan       2,832,153     3,200         - 0 -
               Jackson W. Smart, Jr.   2,832,153     3,200         - 0 -



          2. Proposal to Approve the Amendment to the 1995 Long-Term Incentive Plan of the Company.


                  For          Against       Abstain       Broker Non-Vote
               ---------       -------       -------       ---------------
               2,801,068        27,485        6,800             - 0 -


Item 6.   Exhibits and Reports on Forms 8-K

     (a)  Exhibits:

          Exhibit No.     Description
          -----------     -----------

             3.1 Second Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3.1, as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)


             3.2 Restated Bylaws of the Company are hereby incorporated by reference to Exhibit 3.2, as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 1996


            11        Statement Regarding Computation of Net Earnings Per Share


            27        Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

          The Company filed a Form 8-K, dated January 1, 1997, which was amended on March 14, 1997 to report the acquisition of Champion and to file the audited and pro forma financial statements related to Champion.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                  FIRST COMMONWEALTH, INC.
                                        (Registrant)


Date:  May 14, 1997               By:   /s/ Christopher C. Multhauf
                                       ----------------------------------------
                                       Christopher C. Multhauf
                                       Chairman and Chief Executive Officer



Date:  May 14, 1997               By:   /s/ David W. Mulligan
                                       ----------------------------------------
                                       David W. Mulligan
                                       President, Secretary and Chief
                                       Operating Officer



Date:  May 14, 1997               By:   /s/ Scott B. Sanders
                                       ----------------------------------------
                                       Scott B. Sanders
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX
                                 -------------



   Exhibit No.             Description
   -----------             -----------

       3.1 Second Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3.1, as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97426)


       3.2 Restated Bylaws of the Company are hereby incorporated by reference to Exhibit 3.2, as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996


      11           Statement Regarding Computation of Net Earnings Per Share


      27           Financial Data Schedule