Form 10-Q
period 1997-06-30
FIRST COMMONWEALTH INC
filed 1997-08-14
CIK 1001493

              __________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

Common Stock, par value $.001 per share, outstanding as of July 25, 1997:
3,614,954 shares

              __________________________________________________

                           FIRST COMMONWEALTH, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

                                                                           Page
                                                                           -----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996.........................................    3

          Consolidated Statements of Income for the three and
           six months ended June 30, 1997 and 1996.......................    5

          Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996...........................    6

          Reconciliations of Net Income to Net Cash Provided by
           Operating Activities for the six months ended June
           30, 1997 and 1996.............................................    7

          Notes to Consolidated Financial Statements.....................    8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    10

                         PART II.   OTHER INFORMATION
                         ----------------------------

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 6.   Exhibits and Reports on Form 8-K...............................    14

SIGNATURES...............................................................    15

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

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------
(Dollars in Thousands)

 ASSETS                                                    JUNE 30, 1997   DECEMBER 31, 1996
 ------                                                    -------------   -----------------
                                                            (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                      $ 8,246             $15,817

  Investments - Short Term                                           511                   0

  Accounts receivable, net of allowance
  of $367 at June 30, 1997 and $290 at
  December 31, 1996                                                3,789               3,011

  Other receivables                                                  304                 221

  Deposit under reinsurance agreement                                467                 697

  Prepaid expenses                                                 2,091                 408

  Prepaid income taxes                                               409                   0

  Deferred tax asset                                                 750                 869
                                                                 -------             -------

   Total current assets                                           16,567              21,023
                                                                 -------             -------

PROPERTY AND EQUIPMENT, at cost                                    3,761               3,348

  Less - Accumulated depreciation                                 (2,008)             (1,726)
                                                                 -------             -------

   Property and equipment, net                                     1,753               1,622
                                                                 -------             -------

OTHER ASSETS:

  Restricted cash equivalents and government securities
  on deposit, at cost which approximates market                      973               1,222

  Deposits and other                                                  96                 105

  Intangible assets, net                                          10,389              10,482
                                                                 -------             -------

   Total other assets                                             11,458              11,809
                                                                 -------             -------

   TOTAL ASSETS                                                  $29,778             $34,454
                                                                 =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued
-------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY            JUNE 30, 1997  DECEMBER 31, 1996
                                                -------------  -----------------
                                                  (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                              $  213            $   338

 Accounts payable - dental service providers              291                348

 Claims liability                                       1,244              1,580

 Accrued payroll and related costs                        653                739

 Other accrued expenses                                   435                648

 Deferred subscriber revenue                            4,822              4,449

 Payable under reinsurance agreement                      393                628

 Income taxes payable                                       0                101

 Other current liabilities                                  0              5,500
                                                       ------            -------

  Total current liabilities                             8,051             14,331


DEFERRED TAX LIABILITY - long-term                        207                167
                                                       ------            -------

   Total liabilities                                    8,258             14,498
                                                       ------            -------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
   shares authorized, none issued)                           0                 0

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,614,454 shares at June 30, 1997
   and 3,600,996 shares at December 31, 1996 issued
   and outstanding)                                          4                 4

 Capital in excess of par value                         13,213            13,207

 Less 435 shares of common stock at June 30, 1997
   and 425 shares of common stock at December 31,
   1996 held in treasury, at cost                          (12)              (12)

 Retained earnings                                       8,315             6,757
                                                       -------           -------

   Total stockholders' equity                           21,520            19,956
                                                       -------           -------

   Total liabilities and stockholders' equity          $29,778           $34,454
                                                       =======           =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------
(Dollars in Thousands, except per share data)(Unaudited)

                                                       FOR THE THREE MONTHS ENDED:    FOR THE SIX MONTHS ENDED:
                                                       ---------------------------  ----------------------------
                                                      JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                      -------------  -------------  -------------  -------------
SUBSCRIBER REVENUE

  Managed Care                                           $   10,777     $    7,313     $   21,306     $   14,410
  Indemnity/PPO                                               2,851          2,558          5,583          5,050
  Fee Income                                                    228            148            430            332
                                                         ----------     ----------     ----------     ----------

     Total Subscriber Revenue                                13,856         10,019         27,319         19,792
                                                         ----------     ----------     ----------     ----------


BENEFIT COVERAGE EXPENSES

  Managed Care                                                6,757          4,215         13,374          8,301
  Indemnity/PPO                                               2,366          2,005          4,511          3,945
  Fee Income                                                     --             --             --             --
                                                         ----------     ----------     ----------     ----------

     Total Benefit Coverage Expenses                          9,123          6,220         17,885         12,246
                                                         ----------     ----------     ----------     ----------

GROSS MARGIN

  Managed Care                                                4,020          3,098          7,932          6,109
  Indemnity/PPO                                                 485            553          1,072          1,105
  Fee Income                                                    228            148            430            332
                                                         ----------     ----------     ----------     ----------

     Total Gross Margin                                       4,733          3,799          9,434          7,546

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                                        3,491          2,793          7,009          5,587
                                                         ----------     ----------     ----------     ----------

  Operating income                                            1,242          1,006          2,425          1,959

INTEREST INCOME, net                                            111            160            218            322
                                                         ----------     ----------     ----------     ----------

  Income before income taxes                                  1,353          1,166          2,643          2,281

PROVISION FOR INCOME TAXES                                      555            468          1,085            914
                                                         ----------     ----------     ----------     ----------

NET INCOME                                               $      798     $      698     $    1,558     $    1,367
                                                         ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                             3,733,084      3,500,668      3,731,470      3,500,053

EARNINGS PER SHARE                                            $0.21          $0.20          $0.42          $0.39

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------
(Dollars in Thousands)(Unaudited)

                                                             FOR THE SIX MONTHS ENDED:
                                                      ------------------------------------------
                                                            JUNE 30, 1997         JUNE 30 , 1996
                                                            -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Cash received from subscribers                             $ 26,081                 $20,468
     Cash paid to providers of care                              (12,737)                 (7,780)
     Cash paid to employees, brokers and suppliers                (8,777)                 (6,487)
     Claims paid                                                  (4,830)                 (3,818)
     Interest paid                                                     0                      (1)
     Interest received                                               196                     274
     Income taxes paid                                            (1,335)                 (1,275)
     Cash transferred from (to) restricted funds                     255                    (279)
                                                                --------                 -------

       Net cash provided by operating activities                  (1,147)                  1,102
                                                                --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                        (413)                   (306)
     Purchase of short-term investments                             (517)                 (5,162)
     Proceeds from short-term investments                              0                   1,007
     Acquisition cost                                             (5,500)                      0
                                                                --------                 -------

       Net cash used in investing activities                      (6,430)                 (4,461)
                                                                --------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                          7                       1
     Principal payments on capital leases                              0                     (27)
     Purchase of treasury stock                                       (1)                    (10)
     Payments of preferred dividends                                   0                     (13)
                                                                --------                 -------

       Net cash used in financing activities                           6                     (49)
                                                                --------                 -------

       Net change in cash and cash equivalents                    (7,571)                 (3,408)


CASH AND CASH EQUIVALENTS,
     beginning of period                                          15,817                  12,680
                                                                --------                 -------

CASH AND CASH EQUIVALENTS,
     end of period                                               $ 8,246                 $ 9,272
                                                                ========                 =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
--------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)


                                                                           FOR THE SIX MONTHS ENDED:
                                                                      ----------------------------------
                                                                      JUNE 30, 1997        JUNE 30, 1996
                                                                      -------------        -------------
Net income                                                                 $1,558              $1,367

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                            381                 276


     (Increase) decrease in assets:

       Accounts receivable, net                                              (778)                 38

       Other receivables                                                      (83)                (46)

       Deposit under reinsurance agreement                                    230                 (53)

       Prepaid expenses                                                    (1,683)                (24)

       Deferred tax asset                                                     119                  43

       Prepaid income taxes                                                  (409)               (404)

       Restricted cash equivalents and government
       securities                                                             249                (279)

       Deposits and other                                                       9                 (47)

     Increase (decrease) in current liabilities:

       Accounts payable - trade                                              (125)               (216)

       Accounts payable - dental service providers                            (57)                  7

       Claims liability                                                      (336)                137

       Accrued payroll and related costs                                      (86)               (203)

       Other accrued expenses                                                (213)               (120)

       Deferred subscriber revenue                                            373                 578

       Payable under reinsurance agreement                                   (235)                 48

       Income taxes payable                                                  (101)                  0

     Increase in long-term liabilities:

       Long-term deferred tax liability                                        40                   0
                                                                          -------              ------

     Net cash provided by operating activities                            $(1,147)             $1,102
                                                                          =======              ======

The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1997, and the results of its operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

     The acquisitions of Smileage and Champion were accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisitions. The results of Smileage and Champion have been reflected in the results of operations of the Company for the entire period ended June 30, 1997.

     Unaudited pro forma results of operations of the Company for the three and six months ended June 30, 1996 are included below. Such pro forma presentation has been prepared assuming the acquisition of Smileage and Champion had occurred as of January 1, 1996.

                                    Three Months Ended  Six Months Ended
                                      June 30, 1996       June 30,1996
                                      -------------       ------------
       Revenues (in thousands)              $12,981            $24,845
                                            =======            =======

       Net Income (in thousands)            $   829            $ 1,503
                                            =======            =======

       Net Income per share                 $  0.22            $  0.40
                                            =======            =======

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Total subscriber revenue increased by $3.9 million, or 39.0%, to $13.9 million in the three months ended June 30, 1997 from $10.0 million in the three months ended June 30, 1996. This increase is attributable to increased enrollment in the Company's managed care plans as well as the effect of the acquisitions which accounted for $3.0 million of the increase. Managed care revenue increased by $3.5 million, or 47.9%, to $10.8 million in the three months ended June 30, 1997 from $7.3 million in the same period in 1996, primarily due to a 49.8% increase in new members. The revenue increase was mainly as a result of the acquisitions which accounted for $3.0 million of the
increase.   Indemnity/PPO revenue increased $293,000 to $2.9 million in 1997 from $2.6 million in 1996, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $934,000, or 24.6%, to $4.7 million in the three months ended June 30, 1997 from $3.8 million in the three months ended June 30, 1996. Total gross margin as a percentage of revenue was 34.2% in 1997 as compared to 37.9% in 1996. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's acquired businesses which have a significantly lower gross margin percentage, at an average of 27.3%, than the historical managed care business. Managed care gross margin as a percentage of revenue was 37.3% in 1997 as compared to 42.4% in 1996. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 17.0% in 1997 from 21.6% in 1996. The change in indemnity/PPO gross margin is the result of the following factors. The Company has experienced an increase in dental benefit expenses on its overall indemnity/PPO business resulting in a gross margin percentage decline of approximately 1.0%-2.0%. In addition, two of the Company's largest indemnity/PPO clients, which account for approximately 40% of indemnity/PPO enrollment, have experienced a substantially higher increase in claim costs which accounts for the remaining decline in gross margin percentage. The increase in claims costs of these two clients is attributable to both utilization increases as well as certain administrative issues specific to these two groups. The Company expects the indemnity/PPO gross margin percentage to remain lower than historical levels through the end of 1997 and intends to negotiate price increases with its clients in 1998.

     SG&A expenses increased by $698,000, or 24.9%, to $3.5 million for the three months ended June 30, 1997 from $2.8 million for the three months ended June 30, 1996. The increase of expenses is primarily from establishing offices and staffing in Milwaukee and St. Louis as a result of the acquisitions. As a percentage of revenue, SG&A expenses dropped to 25.2% for 1997 from 27.9% for 1996. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the managed care plans from the Wisconsin acquisition.

     Operating income increased by $236,000, or 23.6%, to $1.2 million for the three months ended June 30, 1997 from $1.0 million for the three months ended June 30, 1996. As a percentage of revenue, operating income was 9.0% in 1997 as compared to 10.0% in 1996. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income decreased by $49,000 to $111,000 for the three months ended June 30, 1997 from $160,000 for the three months ended June 30, 1996 primarily as a result of the payment of the purchase price for Champion on January 2, 1997.

     The effective tax rate for the three months ended June 30, 1997 was 41.0% versus 40.1% for the three months ended June 30, 1996. The increase in the effective tax rate was primarily the result of the non-deductibility of the amortization of goodwill incurred in one of the Company's acquisitions.

     Net income increased by $100,000, or 14.3%, to $798,000 for the three months ended June 30, 1997 from $698,000 for the three months ended June 30, 1996. Earnings per share was $0.21 and $0.20 for the three months ended June 30, 1997 and 1996, respectively.

     See Note 3 to the Notes to Consolidated Financial Statements for information relating to the pro forma effect of acquisitions.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Total subscriber revenue increased by $7.5 million, or 37.9%, to $27.3 million in the six months ended June 30, 1997 from $19.8 million in the six months ended June 30, 1996. This increase is attributable to increased enrollment in the Company's managed care plans as well as the effect of the acquisitions which accounted for $5.8 million of the increase. Managed care revenue increased by $6.9 million, or 47.9%, to $21.3 million in the six months ended June 30, 1997 from $14.4 million in the same period in 1996, primarily due to a 49.8% increase in new members. The revenue increase was mainly as a result of the acquisitions which accounted for $5.8 million of the increase. Indemnity/PPO revenue increased $533,000 to $5.6 million in 1997 from $5.1 million in 1996, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $1.9 million, or 25.3%, to $9.4 million in the six months ended June 30, 1997 from $7.5 million in the six months ended June 30, 1996. Total gross margin as a percentage of revenue was 34.5% in 1997 as compared to 38.1% in 1996. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's acquired businesses which have a significantly lower gross margin percentage, at an average of 27.3%, than the historical managed care business. Managed care gross margin as a percentage of revenue was 37.2% in 1997 as compared to 42.4% in 1996. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 19.2% in 1997 from 21.9% in 1996. The change in indemnity/PPO gross margin is the result of the following factors. The Company has experienced an increase in dental benefit expenses on its overall indemnity/PPO business resulting in a gross margin percentage decline of approximately 1.0%-2.0%. In addition, two of the Company's largest indemnity/PPO clients, which account for approximately 40% of indemnity/PPO enrollment, have experienced a substantially higher increase in claim costs which accounts for the remaining decline in gross margin percentage. The increase in claims costs of these two clients is attributable to both utilization increases as well as certain administrative issues specific to these two groups. The Company expects the indemnity/PPO gross margin percentage to remain lower than historical levels through the end of 1997 and intends to negotiate price increases with its clients in 1998.

     SG&A expenses increased by $1.4 million, or 25.0%, to $7.0 million for the six months ended June 30, 1997 from $5.6 million for the six months ended June 30, 1996. The increase of expenses is primarily from establishing offices and staffing in Milwaukee and St. Louis as a result of the acquisitions. As a percentage of revenue, SG&A expenses dropped to 25.7% for 1997 from 28.2% for 1996. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the managed care plans from the Wisconsin acquisition.

     Operating income increased by $466,000, or 23.3%, to $2.4 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. As a percentage of revenue, operating income was 8.9% in 1997 as compared to 9.9% in 1996. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income decreased by $104,000 to $218,000 for the six months ended June 30, 1997 from $322,000 for the six months ended June 30, 1996 primarily as a result of the payment of the purchase price for Champion on January 2, 1997.

     The effective tax rate for the six months ended June 30, 1997 was 41.1% versus 40.1% for the six months ended June 30, 1996. The increase in the effective tax rate was primarily the result of the non-deductibility of the amortization of goodwill incurred in one of the Company's acquisitions.

     Net income increased by $191,000, or 13.6%, to $1.6 million for the six months ended June 30, 1997 from $1.4 million for the six months ended June 30, 1996. Earnings per share was $0.42 and $0.39 for the six months ended June 30, 1997 and 1996, respectively.

     See Note 3 to the Notes to Consolidated Financial Statements for the pro forma effect of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements for the six months ended June 30, 1997 have been met principally through operating cash flows. The primary uses of cash have been for the purchase of Champion, operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were ($1.1 million) and $1.1 million for the six months ended June 30, 1997, and 1996, respectively. The decrease in cash flows is mainly the result of the timing difference in prepaid expenses which represented capitation that was prepaid as of June 30, 1997 but was not prepaid at December 31, 1996. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $6.4 million and $4.5 million for the six months ended June 30, 1997 and 1996, respectively. The primary use in 1997 was $5.5 million for the purchase of Champion paid on January 2, 1997. In addition, the first six months of 1997 and 1996 includes a net of $517,000 and $5.2 million, respectively, used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $413,000 for the six months ended June 30, 1997 and $306,000 for the six months ended June 30, 1996, respectively, for furniture, leasehold improvements, and computer equipment as the Company has expanded its leased office space.

     As of June 30, 1997, the Company had cash and cash equivalents of $8.2 million as well as short term investments of $511,000 and no long-term debt outstanding. In addition, the Company had a $500,000 unsecured revolving line of credit facility which expired June 30, 1997, which had not been drawn upon during the past three years.

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


               ---------------------------------------------------------------
                    Nominee                For     Withhold  Broker Non-Vote
               ---------------------------------------------------------------
                David W. Mulligan        2,832,153   3,200         - 0 -
               ---------------------------------------------------------------
               Jackson W. Smart, Jr.     2,832,153   3,200         - 0 -
               ---------------------------------------------------------------

          2. Proposal to Approve the Amendment to the 1995 Long-Term Incentive Plan of the Company.

               ---------------------------------------------------------------
                    For                 Against    Abstain   Broker Non-Vote
               ---------------------------------------------------------------
                2,801,068               27,485      6,800         - 0 -
               ---------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORMS 8-K

     (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------

             11      Statement Regarding Computation of Net Earnings Per Share

             27      Financial Data Schedule

       (b)   Reports on Form 8-K filed during the quarter ended June 30, 1997:

             None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                           FIRST COMMONWEALTH, INC.
                                     (Registrant)


Date:  August 14, 1997     By: /s/ Christopher C. Multhauf
                               -----------------------------------
                               Christopher C. Multhauf
                               Chairman and Chief Executive Officer


Date:  August 14, 1997     By: /s/ David W. Mulligan
                               -----------------------------------
                               David W. Mulligan
                               President, Secretary and Chief Operating Officer


Date:  August 14, 1997     By: /s/ Scott B. Sanders
                               -----------------------------------
                               Scott B. Sanders
                               Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.              Description
-----------              -----------

11                Statement Regarding Computation of Net Earnings Per Share

27                Financial Data Schedule