Form 10-Q
period 1997-09-30
FIRST COMMONWEALTH INC
filed 1997-11-13
CIK 1001493

                    ----------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

Common Stock, par value $.001 per share, outstanding as of October 31, 1997:
3,626,139 shares

                    ----------------------------------------

                            First Commonwealth, Inc.
                                   Form 10-Q
                    For the quarter ended September 30, 1997

                                     INDEX

                        PART I. FINANCIAL INFORMATION
                        -------------------------------

                                                                                       Page
                                                                                       ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30,
        1997 and December 31, 1996....................................................   3

        Consolidated Statements of Income for the three and nine months ended
        September 30, 1997 and 1996...................................................   5

        Consolidated Statements of Cash Flows for the nine months ended September 30,
        1997 and 1996.................................................................   6

        Reconciliations of Net Income to Net Cash Provided by Operating Activities for
        the nine months ended September 30, 1997 and 1996.............................   7

        Notes to Consolidated Financial Statements....................................   8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations....................................................................  10


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K..............................................  14

SIGNATURES............................................................................  15

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

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements

First Commonwealth, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------
(Dollars in Thousands)

ASSETS                                                    September 30, 1997   December 31, 1996
------                                                    ------------------   -----------------
                                                                 (Unaudited)

CURRENT ASSETS:

 Cash and cash equivalents                                           $10,336            $15,817

 Investments - Short Term                                                  0                  0

 Accounts receivable, net of allowance
 of $352 at September 30, 1997 and $290 at
 December 31, 1996                                                     3,489              3,011

 Other receivables                                                       374                221

 Deposit under reinsurance agreement                                     341                697

 Prepaid expenses                                                      1,987                408

 Prepaid income taxes                                                    159                  0

 Deferred tax asset                                                      734                869
                                                                     -------            -------

     Total current assets                                             17,420             21,023
                                                                     -------            -------

PROPERTY AND EQUIPMENT, at cost                                        3,927              3,348

 Less - Accumulated depreciation                                      (2,161)            (1,726)
                                                                     -------            -------

     Property and equipment, net                                       1,766              1,622
                                                                     -------            -------

OTHER ASSETS:

 Restricted cash equivalents and government securities
 on deposit, at market                                                   950              1,222

 Deposits and other                                                       93                105

 Intangible assets, net                                               10,323             10,482
                                                                     -------            -------

     Total other assets                                               11,366             11,809
                                                                     -------            -------

     TOTAL ASSETS                                                    $30,552            $34,454
                                                                     =======            =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued

----------------------------------------------------------------------------
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY            September 30, 1997  December 31, 1996
                                                ------------------  -----------------
                                                       (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                                   $   69           $   338

 Accounts payable - dental service providers                   209               348

 Claims liability                                            1,384             1,580

 Accrued payroll and related costs                             544               739

 Other accrued expenses                                        397               648

 Deferred subscriber revenue                                 4,972             4,449

 Payable under reinsurance agreement                           340               628

 Income taxes payable                                            0               101

 Other current liabilities                                       0             5,500
                                                            ------           -------

   Total current liabilities                                 7,915            14,331


DEFERRED TAX LIABILITY - long-term                             227               167
                                                         ---------         ---------

   Total liabilities                                         8,142            14,498
                                                         ---------          --------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
   shares authorized, none issued)                               0                 0

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,623,639 shares at September 30, 1997
   and 3,600,996 shares at December 31, 1996 issued
   and outstanding)                                              4                 4

 Capital in excess of par value                             13,221            13,207

 Less 495 shares of common stock at September 30, 1997
   and 425 shares of common stock at December 31,
   1996 held in treasury, at cost                              (12)              (12)

 Retained earnings                                           9,197             6,757
                                                           -------           -------

   Total stockholders' equity                               22,410            19,956
                                                           -------           -------

   Total liabilities and stockholders' equity              $30,552           $34,454
                                                           =======           =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)(Unaudited)

                                                        For the three months ended:    For the nine months ended:
                                                        ---------------------------    --------------------------
                                                      Sept 30, 1997     Sept 30, 1996  Sept 30, 1997  Sept 30, 1996
                                                      -------------     -------------  -------------  -------------
SUBSCRIBER REVENUE

  Managed Care                                           $   10,978        $    8,870     $   32,284     $   23,280
  Indemnity/PPO                                               3,310             2,760          8,893          7,810
  Fee Income                                                    231               156            661            488
                                                         ----------        ----------     ----------     ----------

     Total Subscriber Revenue                                14,519            11,786         41,838         31,578
                                                         ----------        ----------     ----------     ----------


BENEFIT COVERAGE EXPENSES

  Managed Care                                                6,989             5,402         20,363         13,703
  Indemnity/PPO                                               2,957             2,164          7,468          6,109
  Fee Income                                                     --                --             --             --
                                                         ----------        ----------     ----------     ----------

     Total Benefit Coverage Expenses                          9,946             7,566         27,831         19,812
                                                         ----------        ----------     ----------     ----------

GROSS MARGIN

  Managed Care                                                3,989             3,468         11,921          9,577
  Indemnity/PPO                                                 353               596          1,425          1,701
  Fee Income                                                    231               156            661            488
                                                         ----------        ----------     ----------     ----------

     Total Gross Margin                                       4,573             4,220         14,007         11,766

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                                        3,201             3,249         10,210          8,836
                                                         ----------        ----------     ----------     ----------

  Operating income                                            1,372               971          3,797          2,930

INTEREST INCOME, net                                            121               160            339            482
                                                         ----------        ----------     ----------     ----------

  Income before income taxes                                  1,493             1,131          4,136          3,412

PROVISION FOR INCOME TAXES                                      611               464          1,696          1,378
                                                         ----------        ----------     ----------     ----------

NET INCOME                                               $      882        $      667     $    2,440     $    2,034
                                                         ==========        ==========     ==========     ==========

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                             3,736,008         3,682,978      3,732,886      3,564,831

EARNINGS PER SHARE                                            $0.24             $0.18          $0.65          $0.57

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)



                                                                      For the nine months ended:
                                                                     ---------------------------
                                                               September 30, 1997    September 30, 1996
                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Cash received from subscribers                                     $ 41,002              $ 31,131
     Cash paid to providers of care                                      (19,631)              (12,074)
     Cash paid to employees, brokers and suppliers                       (12,092)               (9,680)
     Claims paid                                                          (7,564)               (6,118)
     Interest paid                                                             0                    (1)
     Interest received                                                       293                   438
     Income taxes paid                                                    (1,662)               (1,445)
     Cash transferred from (to) restricted funds                             278                  (348)
                                                                        --------              --------
       Net cash provided by operating activities                             624                 1,903
                                                                        --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                                (579)                 (529)
     Purchase of short-term investments                                     (517)               (5,162)
     Proceeds from short-term investments                                    517                 2,093
     Acquisition related cost                                             (5,540)                 (116)
                                                                        --------              --------
       Net cash used in financing activities                              (6,119)               (3,714)
                                                                        --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                                 15                     1
     Principal payments on capital leases                                      0                   (27)
     Purchase of treasury stock                                               (1)                  (10)
     Payments of preferred dividends                                           0                   (13)
                                                                          ------                ------

       Net cash provided (used) in financing activities                       14                   (49)
                                                                          ------                ------

       Net change in cash and cash equivalents                            (5,481)               (1,860)

CASH AND CASH EQUIVALENTS,
     beginning of period                                                  15,817                12,680
                                                                         -------              --------

CASH AND CASH EQUIVALENTS,
     end of period                                                       $10,336               $10,820
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

                                                                       For the nine months ended:
                                                              ---------------------------------------------
                                                              September 30, 1997         September 30, 1996
                                                              ------------------         ------------------

Net income                                                                $2,440                      $2,034

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                           633                         456

     (Increase) decrease in assets:

       Accounts receivable, net                                             (478)                       (438)

       Other receivables                                                    (153)                        (60)

       Deposit under reinsurance agreement                                   356                        (111)

       Prepaid expenses                                                   (1,579)                         21

       Deferred tax asset                                                    135                         109

       Prepaid income taxes                                                 (159)                       (176)

       Restricted cash equivalents and government
       securities                                                            272                        (348)

       Deposits and other                                                     12                         (54)

     Increase (decrease) in current liabilities:

       Accounts payable - trade                                             (269)                       (157)

       Accounts payable - dental service providers                          (139)                       (145)

       Claims liability                                                     (196)                          2

       Accrued payroll and related costs                                    (194)                       (130)

       Other accrued expenses                                               (251)                       (132)

       Deferred subscriber revenue                                           523                         941

       Payable under reinsurance agreement                                  (288)                         91

       Income taxes payable                                                 (101)                          0

     Increase in long-term liabilities:

       Long-term deferred tax liability                                       60                           0
                                                                          -------                     ------
     Net cash provided by operating activities                           $   624                     $ 1,903
                                                                          =======                     ======

The accompanying notes are an integral part of these financial statements.

                            FIRST COMMONWEALTH, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1997


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   Earnings Per Share

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options.

3.   Business Combinations

     Effective July 18, 1996, the Company completed the acquisition of Smileage Dental Services, Inc. ("Smileage"), a Wisconsin-based dental HMO administrator, which provides services to approximately 50,000 members and an associated reinsurance transaction, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through the issuance of 231,399 shares of the Company's common stock. The acquisition resulted in the excess of cost over fair value of net assets acquired of approximately $5.6 million.

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

     The acquisitions of Smileage and Champion were accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisitions. The results of Smileage and Champion have been reflected in the results of operations of the Company for the entire periods ended September 30, 1997.

     Unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1996 are included below. Such pro forma presentation has been prepared assuming the acquisitions of Smileage and Champion had occurred as of January 1, 1996.



                                    Three Months Ended  Nine Months Ended
                                    September 30, 1996  September 30,1996
                                    ------------------  -----------------

       Revenues (in thousands)           $12,802            $37,647
                                         =======            =======

       Net Income (in thousands)         $   696            $ 2,200
                                         =======            =======

       Net Income per share              $  0.19            $  0.59
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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Total subscriber revenue increased by $2.7 million, or 22.9%, to $14.5 million in the three months ended September 30, 1997 from $11.8 million in the three months ended September 30, 1996. This increase is attributable to increased enrollment in the Company's managed care plans as well as the effect of the acquisitions which accounted for $1.4 million of the increase. Managed care revenue increased by $2.1 million, or 23.6%, to $11.0 million in the three months ended September 30, 1997 from $8.9 million in the same period in 1996, primarily due to a 31.0% increase in new members. The revenue increase was mainly as a result of the acquisitions which accounted for $1.4 million of the increase. Indemnity/PPO revenue increased $550,000 to $3.3 million in 1997 from $2.8 million in 1996, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $353,000, or 8.4%, to $4.6 million in the three months ended September 30, 1997 from $4.2 million in the three months ended September 30, 1996. Total gross margin as a percentage of revenue was 31.5% in 1997 as compared to 35.8% in 1996. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's acquired businesses which have a significantly lower gross margin percentage, at an average of 27.3%, than the historical managed care business. Managed care gross margin as a percentage of revenue was 36.3% in 1997 as compared to 39.1% in 1996. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 10.7% in 1997 from 21.6% in 1996. This change is the result of an increase in dental benefit expenses primarily attributable to an increase in the number of services being reimbursed under the Company's indemnity/PPO contracts. The Company expects this lower than historical indemnity/PPO gross margin percentage to continue into the fourth quarter of 1997 and intends to negotiate price increases with its clients early in 1998 to improve the indemnity/PPO gross margin percentage over third quarter levels. The Company does not expect the indemnity/PPO gross margin percentage to return to historical levels in 1998.

     SG&A expenses decreased by $48,000, or 1.5%, to $3.2 million for the three months ended September 30, 1997 from $3.2 million for the three months ended September 30, 1996. As a percentage of revenue, SG&A expenses dropped to 22.0% for 1997 from 27.6% for 1996. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as maintaining tight spending levels during the quarter to partially offset the decline in the indemnity/PPO gross margin. SG&A expenses will remain relatively flat through the end of 1997 and began to trend higher in 1998.

     Operating income increased by $401,000, or 40.1%, to $1.4 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. As a percentage of revenue, operating income was 9.4% in 1997 as compared to 8.2% in 1996. The increase was due primarily to lower SG&A as a percentage of revenue which was partially offset by lower gross margin.

     Interest income decreased by $39,000 to $121,000 for the three months ended September 30, 1997 from $160,000 for the three months ended September 30, 1996 primarily as a result of the payment of the purchase price for Champion on January 2, 1997.

     The effective tax rate for the three months ended September 30, 1997 was 40.9% versus 41.0% for the three months ended September 30, 1996.

     Net income increased by $215,000, or 32.2%, to $882,000 for the three months ended September 30, 1997 from $667,000 for the three months ended September 30, 1996. Earnings per share was $0.24 and $0.18 for the three months ended September 30, 1997 and 1996, respectively.

     See Note 3 to the Notes to Consolidated Financial Statements for information relating to the pro forma effect of acquisitions.


Nine months Ended September 30, 1997 Compared to Nine months Ended September 30, 1996

     Total subscriber revenue increased by $10.2 million, or 32.3%, to $41.8 million in the nine months ended September 30, 1997 from $31.6 million in the nine months ended September 30, 1996. This increase is attributable to increased enrollment in the Company's managed care plans as well as the effect of the acquisitions which accounted for $7.3 million of the increase. Managed care revenue increased by $9.0 million, or 38.6%, to $32.3 million in the nine months ended September 30, 1997 from $23.3 million in the same period in 1996, primarily due to a 31.0% increase in new members. The revenue increase was mainly as a result of the acquisitions which accounted for $7.2 million of the increase. Indemnity/PPO revenue increased $1.1 million to $8.9 million in 1997 from $7.8 million in 1996, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $2.2 million, or 18.6%, to $14.0 million in the nine months ended September 30, 1997 from $11.8 million in the nine months ended September 30, 1996. Total gross margin as a percentage of revenue was 33.5% in 1997 as compared to 37.3% in 1996. This percentage decline was primarily the result of an increasing percentage of revenue being generated by the Company's acquired businesses which have a significantly lower gross margin percentage, at an average of 27.3%, than the historical managed care business. Managed care gross margin as a percentage of revenue was 36.9% in 1997 as compared to 41.1% in 1996. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 16.0% in 1997 from 21.8% in 1996. This change is the result of an increase in dental benefit expenses primarily attributable to an increase in the number of services being reimbursed under the Company's indemnity/PPO contracts. The Company expects this lower than historical indemnity/PPO gross margin percentage to continue into the fourth quarter of 1997 and intends to negotiate price increases with its clients early in 1998 to improve the indemnity/PPO gross margin percentage over third quarter levels. The Company does not expect the indemnity/PPO gross margin percentage to return to historical levels in 1998.

     SG&A expenses increased by $1.4 million, or 15.9%, to $10.2 million for the nine months ended September 30, 1997 from $8.8 million for the nine months ended September 30, 1996. The increase of expenses is primarily from establishing offices and staffing in Milwaukee and St. Louis as a result of the acquisitions. As a percentage of revenue, SG&A expenses dropped to 24.4% for 1997 from 28.0% for 1996. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as maintaining tight spending levels to partially offset the decline in the indemnity/PPO gross margin.

     Operating income increased by $867,000, or 29.9%, to $3.8 million for the nine months ended September 30, 1997 from $2.9 million for the nine months ended September 30, 1996. As a percentage of revenue, operating income was 9.1% in 1997 as compared to 9.3% in 1996. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income decreased by $143,000 to $339,000 for the nine months ended September 30, 1997 from $482,000 for the nine months ended September 30, 1996 primarily as a result of the payment of the purchase price for Champion on January 2, 1997.

     The effective tax rate for the nine months ended September 30, 1997 was 41.0% versus 40.4% for the nine months ended September 30, 1996. The increase in the effective tax rate was primarily the result of the non-deductibility of the amortization of goodwill incurred in one of the Company's acquisitions.

     Net income increased by $406,000, or 20.3%, to $2.4 million for the nine months ended September 30, 1997 from $2.0 million for the nine months ended September 30, 1996. Earnings per share was $0.65 and $0.57 for the nine months ended September 30, 1997 and 1996, respectively.

     See Note 3 to the Notes to Consolidated Financial Statements for the pro forma effect of acquisitions.

Liquidity and Capital Resources

     The Company's operating cash requirements for the nine months ended September 30, 1997 have been met principally through operating cash flows. The primary uses of cash have been for the purchase of Champion, operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $624,000 and $1.9 million for the nine months ended September 30, 1997, and 1996, respectively. The decrease in cash flows is mainly the result of the timing difference in prepaid expenses which represented capitation that was prepaid as of September 30, 1997 but was not prepaid at December 31, 1996. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $6.1 million and $3.7 million for the nine months ended September 30, 1997 and 1996, respectively. The primary use in 1997 was $5.5 million for the purchase of Champion paid on January 2, 1997. In addition, the first nine months of 1996 includes a net of $3.1 million used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $579,000 for the nine months ended September 30, 1997 and $529,000 for the nine months ended September 30, 1996 for furniture, leasehold improvements, and computer equipment as the Company has expanded its leased office space.

     As of September 30, 1997, the Company had cash and cash equivalents of $10.3 million and no long-term debt outstanding.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------

Item 6.   Exhibits and Reports on Forms 8-K

     (a)  Exhibits:

          Exhibit No.                     Description
          -----------                     -----------

              11        Statement Regarding Computation of Net Earnings Per
                        Share

              27        Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                              FIRST COMMONWEALTH, INC.
                              (Registrant)


Date:  November 13, 1997      By: /s/ Christopher C. Multhauf
                                  ------------------------------------
                              Christopher C. Multhauf
                              Chairman and Chief Executive Officer



Date:  November 13, 1997      By: /s/ David W. Mulligan
                                  ------------------------------------
                              David W. Mulligan
                              President, Secretary and Chief Operating
                              Officer



Date:  November 13, 1997      By: /s/ Scott B. Sanders
                                  ------------------------------------
                              Scott B. Sanders
                              Chief Financial Officer and Treasurer (Principal
                              Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.            Description
-----------            -----------

   11           Statement Regarding Computation of Net Earnings Per Share

   27           Financial Data Schedule