Form 10-K
period 1997-12-31
FIRST COMMONWEALTH INC
filed 1998-03-30
CIK 1001493

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                                         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was approximately $42 million, based on the closing price of $14.625 of the registrant's common stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 27, 1998:  3,639,500

                     Documents Incorporated by Reference:

Part II - Portions of the registrant's 1997 Annual Report to Stockholders, as indicated herein.

Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 1998 (the "Proxy Statement"), as indicated herein.

================================================================================

                                    PART I

Item 1.  Business

     First Commonwealth, Inc. is a leading provider of managed dental benefits in the upper Midwest, including the metropolitan areas of Chicago, Milwaukee, Detroit, Indianapolis and St. Louis. As of December 31, 1997, the Company provided managed care and indemnity/PPO products to approximately 592,300 employees and dependents ("members") through more than 4,500 employer groups ("groups"). The Company markets a broad range of innovative dental benefit plans which are designed to meet the needs of large, medium and smaller-sized groups. The managed care and PPO plans offer dental benefits primarily through the Company's managed care and PPO network of approximately 2,250 general dentists and specialists ("providers"). The Company distributes its products through a network of over 1,400 independent insurance brokers which target medium and smaller-sized groups, and a direct sales unit which targets larger groups.

     The Company's managed care plans are provided on a stand-alone basis ("managed care products") and also in conjunction with the Company's indemnity and indemnity/PPO plans (collectively "indemnity/PPO plans") which provide benefits outside the Company's managed care network (the combined managed care/indemnity/PPO plans are referred to as "Managed Choice/SM/products").
The Company has integrated its PPO network with the indemnity plan component of its Managed Choice/SM/ product to offer a point-of-service option to members, called "Managed Choice/SM/ Triple Option." The Company also provides a "network rental" product primarily to large Taft-Hartley funds and medical HMOs. Under the terms of this product offering, the Company provides access to the network of reduced fee arrangements with providers, but does not handle the claims administration. The Company charges an access fee for these arrangements. The Company also receives fee income for administrative services only ("ASO") arrangements whereby the Company pays claims for self funded employers but does not assume the underwriting risk of these claims.

     The Company receives a monthly premium for each employee who enrolls in its managed care or indemnity plans. If covered by a managed care plan, a member selects a provider (general dentist) from the Company's managed care network. The Company then pays a pre-arranged fee, typically a capitation payment, to the provider selected by the member. Certain preventative and diagnostic services (e.g., cleanings and x-rays) are provided to members at no additional fee. The dentist provides other dental services for a reduced fee ("co-payment") paid by the member. If covered by an indemnity plan, the member pays fees set by the dentist for services rendered and submits claims for reimbursement.

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

     Effective December 31, 1996, the Company completed the acquisition of Champion Dental Services, Inc. ("Champion"), a St. Louis, Missouri based prepaid dental plan which provides services to approximately 60,000 members, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through proceeds from the Company's initial public offering and was paid in cash on January 2, 1997.

     As of January 1, 1997, the Company had increased the available market population for the markets it serves from the Chicago metropolitan area, which is the country's third most populous metropolitan market, with a population of approximately 8.3 million, to include the metropolitan areas of Milwaukee, Detroit, Indianapolis and St. Louis. These metropolitan areas have a combined population of approximately 18.4 million. The Company's revenues increased from $17.3 million in 1993 to $56.6 million in 1997. Over the same period, the Company's operating income grew from $1.6 million to $5.1 million. For the year ended December 31, 1997, the Company's revenues increased 28% to $56.6 million from $44.1 million in the prior year period and operating income increased 29% to $5.1 million from $4.0 million. From December 31, 1993 to December 31, 1997, the number of fully insured members covered by the Company's managed care and indemnity/PPO products increased from 193,100 to 515,700.

     Several key operating strategies, including the Company's regional focus, have contributed to the Company's growth. First, the Company has built the largest prepaid managed dental care provider network in the Chicago metropolitan area and maintains the quality of this network through credentialing, ongoing peer review and Company-sponsored continuing education seminars. Second, the Company has developed a wide range of innovative dental benefit products that it believes have contributed to its success in attracting and retaining large groups. For example, the Company's Managed Choice/SM/ products provide it with the capability to completely replace a group's existing indemnity plan with the Company's combined managed care and indemnity/PPO plan. Furthermore, the Company's national account administration program provides its Chicago-based employers with managed care plan options outside the Company's managed care network service area through its relationships with independent provider networks. Third, the Company has built an efficient business development process that combines an extensive proprietary database with targeted direct mail and telemarketing to contact employers, independent insurance brokers and providers. Utilizing this process, the Company markets its products directly to large employers, distributes its products through brokers to medium and smaller-sized employers and continuously recruits new providers into its managed care network. Fourth, the Company has expanded its geographic service area and is implementing its operating strategy in other major metropolitan areas in contiguous states. This is intended to enable the Company to continue to achieve administrative operating efficiencies as it expands.

     The Company believes there are significant opportunities for the continued growth of its business in its regional service area. First, the Company intends to continue to seek to increase sales from medium and smaller-sized groups by increasing its sales staff, telemarketing and direct mail efforts towards brokers which sell to these market segments. The Company believes that these market segments are currently under penetrated for managed care products. Second, the Company intends to continue to develop innovative products in response to group needs. Third, the Company has expanded its managed care provider network in the markets it serves. Fourth, the Company intends to continue to focus on achieving administrative operating efficiencies through increased use of voice and data technologies and by emphasizing efficient provider arrangements.

     First Commonwealth, Inc. was incorporated in Delaware in 1986. Its principal place of business is located at 444 North Wells Street, Suite 600, Chicago, Illinois 60610, and its telephone number is (312) 644-1800. Unless the context otherwise requires, all references to the "Company" shall mean First Commonwealth, Inc., together with its subsidiaries, First Commonwealth Limited Health Services Corporation, First Commonwealth of Illinois, Inc., First Commonwealth Insurance Company, First Commonwealth Reinsurance Company, First Commonwealth Limited Health Service Corporation, Smileage Dental Services, Inc. and First Commonwealth of Missouri, Inc. (formerly Champion), and its affiliate, First Commonwealth Health Services Corporation. See "Business - Company's Corporate Structure."

     Certain statements included or incorporated by reference in this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, increased competition in the markets in which the Company operates; changes in regulation affecting the Company; changes in utilization of services; changes in arrangements relating to payments to providers; the level of the Company's indemnity/PPO enrollment and the related indemnity/PPO risk of indemnity/PPO plans; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the possible need for, and ability to obtain if needed, financing on acceptable terms to finance the Company's growth strategy; the ability of the Company to operate within the limitations imposed by any such financing arrangements; and other factors referenced or incorporated by reference in the Annual Report on Form 10-K.

The Dental Benefit Marketplace

     According to the U.S. Office of National Health Statistics, total expenditures for dental care in the United States grew from approximately $14 billion in 1980 to an estimated $48 billion in 1996. The U.S. Health Care Financing Administration reports that expenditures for dental services account for approximately 4% of total national health care expenditures. According to the U.S. Department of Labor, the cost of dental services has been rising at a higher rate than that for consumer goods. The U.S. Department of Labor Statistics reported that, from 1987 to 1997, the Consumer Price Index for all Urban Consumers for dental services increased 5.39% annually whereas this index for all items increased only 3.22% annually. As a result, the Company believes that there has been increased interest by employers in managing dental care costs.

     Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 124 million persons, representing approximately 47% of the total United States population, were covered by some form of dental benefit coverage at the end of 1996. Historically, a substantial majority of dental coverage has been through traditional indemnity plans. In recent years, however, managed dental care has achieved increasing market acceptance. National dental HMO enrollment has grown at an annual rate of approximately 18% between 1993 and 1996, from approximately 14.4 million covered lives in 1993 to approximately
23.8 million in 1996. The estimated rate of growth in dental HMOs for 1997 was approximately 6-10% in terms of enrollment. This compares to over 77 million Americans who were enrolled in medical HMOs in 1996 according to the Managed Care Digest Services. The Company believes the relatively high growth rate for managed dental care plans is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to indemnity plans; (iii) the cost effectiveness to employers of managed dental care plans as an employee benefit; and (iv) the acceptance of prepaid dental plans by dentists, resulting in improved accessibility and convenience for members. Members of dental HMO benefit plans represent approximately 19% of the population with dental care coverage and approximately 9% of the total U.S. population. The Company believes that there will continue to be significant growth opportunities in the managed dental benefits industry.

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

     The managed dental care industry as a whole is currently fragmented and characterized by the participation of several large, national insurance companies and many smaller independent plan sponsors. As of December 31, 1995, the NADP estimated that there were over 140 managed dental companies in the United States, with no dominant market leader.

     The increase in the number of dentists nationally during the last two decades has exceeded the rate of population growth. According to the American Dental Association ("ADA"), the number of practicing dentists in the United States has increased from approximately 127,000 in 1982 to approximately 153,000 in 1995. In addition, the dental marketplace is highly fragmented with approximately 90% of all dentists working in a one or two-dentist office, according to the ADA. Also, according to a survey of dental practices published by the ADA in 1996, the median of staff and other costs that are part of total overhead expenses was approximately 60-65% of the gross revenues of solo and group dental practices. The increase in the number of dentists as a proportion of the population, the fragmented dental marketplace, the high proportion of overhead costs for dentists and an improved level of overall dental health has created a highly competitive environment among dentists, particularly in metropolitan areas. The Company believes that these factors have contributed to the willingness of qualified dentists to participate in managed care and PPO networks as dentists seek to increase practice revenues.

     As in the case of medical coverage, the substantial majority of dental coverage is provided through traditional fee-for-service indemnity dental plans. Under a traditional fee-for-service indemnity plan, coverage is provided based on a reimbursement formula of the usual and customary charges submitted by the dentist. Compared to medical coverage, the average cost of dental services is lower and the utilization of services is more predictable. Unlike medical coverage, dental coverage generally does not cover catastrophic risks. Dental care is provided almost exclusively on an outpatient basis and, according to a 1997 article in the Illinois Dental News, over 90% of all dental services are performed by general dentists. Also, dental plans generally do not include coverage for hospitalization, typically the most expensive component of medical services. Common features of dental indemnity plans include deductibles, maximum annual benefits of less than $2,000 per person and significant patient cost-sharing. Patient cost-sharing typically varies by type of dental procedure ranging from no cost sharing for preventive procedures to 50% cost-sharing for crowns and even greater cost-sharing for orthodontic care. This high patient cost-sharing and the relatively predictable nature of dental expenditures substantially limits the underwriting risk of a dental plan when compared to the underwriting risk of a medical plan which covers catastrophic illness and injuries. Furthermore, since most dental problems are neither life threatening nor represent serious impairments to overall health, there is a higher degree of patient cost sensitivity and discretion associated with obtaining dental services. Many dental conditions also have a range of appropriate courses of treatment, each of which has a different out-of-pocket cost for patients. For example, a deteriorated amalgam filling may be replaced with another amalgam filling (a low-cost alternative), a pin-retained crown build-up (a more costly alternative) or a gold crown with associated periodontal treatment (the most costly alternative). The level of coverage provided to the patient and the dental plan's reimbursement methodology may influence the type of services selected by the patient or rendered by the dentist.

     Under a traditional indemnity insurance plan or fee-for-service arrangement, the insurer and the patient each pays a percentage of the fee charged by the dentist, subject to cost-sharing, maximum benefit allowances and usual and customary limits. Under such an indemnity plan, dentists have little incentive to reduce total charges because they are compensated on a fee-for-service basis. By contrast, under a dental HMO plan the pre-determined payments, typically capitated payments, are fixed and co-payments for additional services are pre-negotiated by the Company. The co-payments generally are designed to exceed the dentist's variable costs, but are typically less than the dentist's usual and customary fee. Fixed capitation payments that do not vary with the frequency of services provided create an incentive for dentists to emphasize preventive care, control costs and maintain a long-term patient relationship that generates consistent capitation revenue. Fixed capitation payments also substantially reduce the underwriting risk to the Company associated with the high utilization of services.

Markets Served by the Company

     Until July 1996, the Company had focused its efforts primarily on the Chicago metropolitan market, including Northwest Indiana, and has grown to become one of Chicago's leading managed dental care organizations. By the beginning of 1997, the Company had expanded into Milwaukee and St. Louis, and had initiated de novo activity in Detroit and Indianapolis.

     The Chicago area is the country's third most populous metropolitan market with a population of approximately 7.5 million. In addition, northwest Indiana has a population of approximately 750,000. According to the NADP, Illinois is the fifth largest state in terms of enrollment in managed dental care plans and had approximately 1.1 million persons enrolled in managed dental care plans in 1995 which represented 8.2% of the state's population. As of December 31, 1994, virtually all of the Company's 216,000 managed care members were located in Illinois. Approximately 300,600 of the Company's 450,400 managed care members were located in Illinois and northwest Indiana as of December 31, 1997. The Company believes that Illinois, and particularly the Chicago metropolitan area, offers significant opportunities for continued growth in sales of managed dental care products, especially to medium and smaller-sized employers who have historically been less likely to offer managed dental coverage.

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

     The metropolitan markets of Milwaukee, St. Louis, Detroit and Indianapolis have a combined population of approximately 10.1 million. According to the NADP, the combined states from these metropolitan areas had approximately 1.2 million people enrolled in dental HMO plans in 1995. Approximately 139,700 of the Company's 450,400 managed care members were primarily located in the greater metropolitan area of the cities listed above. The Company believes that these expansion markets continue to offer opportunities for continued growth in sales of managed dental care and indemnity/PPO products. The Company presently has limited marketing activity in Indianapolis and does not expect to generate significant enrollment growth from this market in 1998.

     Since the Company's operations are located primarily in the Chicago, Milwaukee, St. Louis, Detroit, and Indianapolis metropolitan areas, its operations may be more adversely affected by localized economic, regulatory or competitive conditions than more geographically diverse companies.

     The Company also markets its products to employers based in its service areas who have employees outside the Company's managed care network service area ("out-of-area employees"). If an employer wishes to offer a managed care product to its out-of-area employees, the Company has arrangements to provide this option through its relationships with independent provider networks in over 40 states. The Company collects the revenue for these plans, retains a small processing fee, and remits the premium to the out-of-area independent dental plan carrier. Consequently, this product provides negligible gross margin to the Company. The Company markets this product to employers based in its service areas in order to compete with national dental plans. As of December 31, 1997, approximately 10,100 members were enrolled with other dental care plans through such arrangements. The Company also provides its Managed Choice/SM/ product to employers who have some out-of-area employees, which permits such employees to select the local managed dental care plan or indemnity coverage through the Company.

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

     Continue to Expand Product Line. The Company believes that it must continue to offer its clients and prospective clients a range of new products that vary in cost, coverage and network access to remain competitive. The Company believes it can expand the marketing of its Managed Choice/SM/ Triple Option product by expanding its PPO provider network, reducing benefits for non-network utilization, and reducing the overall cost of the product to reflect the lower non-network benefit levels. Managed care products that vary in cost relative to the size of the managed care network also represent areas of growth for the Company.

     Expand Geographic Service Area. The Company has expanded its managed care provider network in Illinois and into northwest Indiana to meet the needs of its large client groups. In addition, during 1996, the Company expanded into four new markets by completing two acquisitions and initiating two de novo start-ups. The Company intends to continue marketing to groups in these new geographic areas over the next 12 months and may continue to expand into other contiguous or proximate markets.

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

     Achieve Cost Efficiencies. The Company believes that its strategy of focusing operations on a regional basis provides certain SG&A cost efficiencies. Additionally, the Company has experienced a decline in its SG&A expenses as a percentage of revenues in recent years to a level that it believes is generally sustainable. The Company continues to enhance its management information systems and plans to introduce new voice and data technologies in the areas of billing and enrollment to achieve staffing economies. The Company also regards its large regional enrollment as an effective cost-containment strategy in its provider contracting efforts. The Company believes the combination of its volume purchasing arrangements with providers and its administrative cost efficiencies can contribute to the future growth of the business.

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

                                      As of December 31,
                                   -------------------------
                                    1995     1996     1997
                                    ----     ----     ----
             Members
                Managed Care(1)..  265,800  341,600  450,400
                Indemnity/PPO....   36,700   56,200   65,300
                                   -------  -------  -------
                    Total........  302,500  397,800  515,700
                                   =======  =======  =======

--------------
(1) Includes members who have selected the managed care option under the Company's Managed Choice/SM/ products and excludes Champion members as of December 31, 1996.

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

     The Company also receives fee income for providing access to its PPO network and for ASO services. As of December 31, 1997, approximately 76,600 participants were eligible to access the Company's PPO network and were covered under its ASO arrangements. See "Fee Income Products" below.

     Managed Care Products. The Company offers a range of managed care plans which are designed to meet the needs of target markets. These plans vary in coverage levels and cost, which allows the Company to tailor an appropriate managed care product to an employer's current overall benefit program. The Company offers its managed care products on a stand-alone basis and as an alternative to traditional indemnity dental insurance. Managed care products generally are more cost effective to groups and members than traditional indemnity coverage. For example, the Company typically charges 30 to 60% less in monthly premiums for managed care plans than for its indemnity plans which provide comparable coverage. In addition, the Company's managed dental care products offer more comprehensive benefits than traditional dental indemnity plans. The following table compares certain features of the Company's managed care plans with the features of a typical indemnity dental plan.

             COMPARISON OF FIRST COMMONWEALTH'S MANAGED CARE PLANS
                      WITH A TYPICAL DENTAL INDEMNITY PLAN

                               First Commonwealth               Typical Dental
Feature                        Managed Care Plans              Indemnity Plan(1)
=====================================================================================
Deductible                  None                       $50 per person
=====================================================================================
Annual dollar limitation    None                       $1,000 per year
      on coverage
-------------------------------------------------------------------------------------
Claim forms for               Not required; member     Required; member or dentist
 reimbursement              makes co-payment directly      may incur delays in
                                   to dentist            obtaining reimbursement
-------------------------------------------------------------------------------------
     Member's               Member co-payment fixed    Member pays any excess charges
out-of-pocket costs          in advance of service       above customary fee levels
-------------------------------------------------------------------------------------

--------------

(1) These features are also representative of indemnity plans offered by the Company.

     The Company receives a monthly premium for each employee and eligible dependent enrolled in its managed care plans. The Company remits a predetermined portion of the premium, typically as a capitation payment, to the participating network dentist selected by the member to "pre-pay" for dental care to be rendered to that member. The capitation payment is a fixed, per-member payment which is made by the Company to the provider for each member who chooses that dentist, regardless of the frequency or nature of services rendered.

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

     Managed Care Plans Offered as a Replacement for an Existing Dental Indemnity Plan. In evaluating the Company's managed care plans, some employers have elected to implement the managed care plan as a replacement for an existing dental indemnity plan. The Company believes that, typically, this decision is based on three considerations: (i) the lower cost to the employer of the Company's managed dental care plan compared with the traditional dental indemnity plan, (ii) the improved coverage to employees available through the Company's managed care plans as compared with a typical indemnity dental plan and (iii) the Company's large and accessible network of credentialed dentists.

     In addition to the Company's stand-alone managed care products, the Company also markets its managed care plans in combination with indemnity coverage. A discussion of these products follows.

     Managed Care Plans Combined with Indemnity Plans--Managed Choice/SM/ Products. The Company has combined its managed care plans with indemnity dental coverage in its Managed Choice/SM/ products which offer coverage from the dental HMO network and non-network dentists. Managed Choice/SM/ products enable the Company to replace an employer's existing traditional dental indemnity plan offered by a third party insurance company. Upon enrollment or for a limited number of clients, at point of service, members select the managed care product or the indemnity plan provided by the Company. The Company provides the out-of-network coverage on a traditional dental indemnity basis and administers the claims for the out-of-network coverage.

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

     The Company has experienced considerable demand for its Managed Choice/SM/ products since their introduction in 1992. As of December 31, 1997, Managed Choice/SM/ products accounted for approximately 142,600 (approximately 28%) of the Company's approximately 515,700 members. Of the 142,600 Managed Choice/SM/ enrollees, approximately 84,000 are enrolled in the Company's managed care plans and approximately 58,600 are enrolled in the Company's indemnity plans.

     Managed Care Plans Combined with Indemnity/PPO Plans--Managed Choice/SM/ "Triple Option" Products. The Company has integrated a PPO network with the indemnity plan component of the Managed Choice/SM/ product to offer a point-of-service option to members. Called the Managed Choice/SM/ Triple Option, members have a point-of-enrollment choice between the managed care and the indemnity/ PPO plans. If a member selects the indemnity/PPO plan, the member then has a point-of-service option to choose a participating PPO dentist or a non-participating dentist. The member's out-of-pocket cost is reduced by selecting a participating managed care or dental PPO provider over a non-participating provider.

     Under the Company's Managed Choice/SM/ Triple Option product, members who select the indemnity/PPO plan will have a benefit incentive to select the participating PPO dentist. The reduced fee arrangements of the PPO are expected to assist groups in containing dental costs. As of December 31, 1997, the Company's PPO network of providers had approximately 500 more dentists than its network of managed care providers. The Company is actively recruiting other dentists to participate in its PPO network and intends to add more dentists to its PPO plan to support this triple option product.

     The Company has had limited success with its Managed Choice/SM/ Triple Option products since their introduction in 1996. As of December 31, 1997, Managed Choice/SM/ Triple products accounted for approximately 14,700 (approximately 2.9%) of the Company's approximately 515,700 members. Of the 14,700 Managed Choice/SM/ Triple Option enrollees, approximately 8,000 are enrolled in the Company's managed care plans and approximately 6,700 are enrolled in the Company's indemnity/PPO plans. See "Fee Income Products" below for members covered under this product on a self-insured basis.

     Fee Income Products. For self-insured employers, the Company provides claims administration under an administrative services only ("ASO") arrangement whereby the Company does not assume the underwriting risk for the indemnity claims. The Company receives an administrative fee to process the claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. Also under self-insured plans, the Company has offered the integration of the PPO network into employer sponsored plans and can receive a PPO access fee for each member who selects the indemnity/PPO self-insured plan as well as an ASO fee for providing third party administration services. As of December 31, 1997, the Company had approximately 31,900 members in these two categories.

     In 1996, the Company introduced a new product called a PPO network "rental" option. Under the terms of this new product offering, the Company provides access to its reduced fee arrangements with providers, but does not handle the third party administration services. This product capability was developed in response to the opportunity to market to large union Taft-Hartley funds, many of which handle their own claims processing. The Company has been selected by a coalition of unions representing more than 50,000 members as the endorsed PPO vendor and enrolled the first union group on January 1, 1997. Although this PPO network "rental" option generates modest fee income, it enhances the Company's purchasing power in the dental community and opens up the organized labor market as a new opportunity for the Company's other managed care products. As of December 31, 1997, the Company had approximately 44,700 members in this category.

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

     The Company attempts to compensate managed care providers primarily on a capitated basis because it believes that capitated compensation is the most effective method of containing dental benefit plan costs on an ongoing basis. The Company typically ''prepays'' the capitated amounts on the first business day of each month for those members who have selected that dentist, thereby creating attractive cash flow advantages to dentists who participate in the Company's managed care network. Dentists have relative high fixed costs associated with their practices. Many dentists are willing to negotiate their fees and find capitation an attractive revenue source to help them cover such costs. In addition to capitation, managed care dentists also receive co-payments for services (other than certain preventative/diagnostic procedures) at the time service is rendered. The Company attempts to price its members' co-payments so that they exceed a dentist's variable costs for the procedure, but are less than the dentist's usual and customary fee. The Company's benefit plans require a patient to make co-payments directly to the dentist at the time of service, which eliminates delays in payments and reduces the overhead associated with filing claims and attendant collection efforts.

     In addition, the Company also may negotiate other payment arrangements with managed care dentists under certain circumstances. This may involve, among other things, contributions by the Company toward costs for infection control, cost-sharing by the Company on a discounted fee-for-service basis, or for new providers, minimum monthly payment arrangements. A significant portion of the specialists with which the Company has managed care provider contracts are compensated by the Company on a discounted and full fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk of its share of the cost for services provided through such arrangements. Total payments to specialists represented approximately 12% of the Company's payments to providers in 1997.

     The Company believes that the large number of practicing dentists and the high proportion of solo practitioners make the Chicago metropolitan markets highly competitive for private practice dentists. It has been the Company's experience within the Chicago metropolitan marketplace that dental providers are willing to participate in its managed care network. The Company believes that providers find participation in its managed care network attractive for several reasons. The Company has established a record of delivering large volumes of new patients to participating providers. The Company regards its network providers as customers and believes that it provides higher levels of service and support than typically provided by its competitors. These factors, coupled with the fact that the Company's capitated payment arrangements provide attractive cash flow advantages to its managed care dentists, have enabled the Company to attract and retain qualified providers for its managed care network.

     The Company also believes that its managed care network must be of demonstrable quality. The Company has developed a multi-step quality assessment program which begins by initially qualifying interested dentists followed by a personal office visit with the dentists. Further credentialing involves verifying a dentist's license, the existence of professional liability coverage and reviewing any previous claims history. Additionally, the dental office itself is reviewed to determine if the Company's managed care quality assessment program standards, which include proper infection control procedures, are being followed. After dentists are added to the managed care network, they and their practices are periodically recredentialed to ensure Company quality assessment standards are being maintained. This recredentialing also includes a periodic random chart audit of members who have received services from network dentists at that practice. Additionally, a comprehensive membership complaint/inquiry database is maintained by the Company, the contents of which are discussed with network dentists when considered necessary. The Company administers its continuing quality assessment program through its staff and through consulting dentists, under the supervision of its corporate Dental Director. The Company further demonstrates its commitment to maintaining a quality oriented managed care network through routine, on-site field visits and telephone service calls to dentists. Additionally, the Company provides an ongoing series of continuing education seminars covering such topics as infection control. The Company also maintains a working relationship with professional dental organizations in dealing with issues of common interest.

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

     The Company's policy is to permit dentists to participate in either its managed care network, its PPO network or both. Consistent with the practice of other dental PPOs, if a dentist elects to only participate in the Company's PPO network, the credentialing requirements are less extensive than those for the managed care network and currently there are no ongoing peer review requirements for PPO dentists. Presently, substantially all of the participating dentists in the Company's managed care network participate in the Company's PPO network. In addition, at December 31, 1997, the Company's PPO network had approximately 500 additional dentists that do not participate in the Company's managed care network. The Company is actively recruiting other dentists to participate in its PPO network and intends to add more dentists to its PPO network.

Customer Groups

     The following table shows a breakdown of the Company's groups by size as of December 31, 1997:

                                             Number of     Subscribers(2)
                                                           --------------
 Size of Group by Number of Subscribers(1)    Groups     Total   % of Total
 -----------------------------------------    ------     -----   ----------
     Individuals...........................      N/A      8,700        3.6%
     2-10..................................    1,418     11,900        5.0%
     11-50.................................    2,392     37,300       15.6%
     51-100................................      364     25,700       10.8%
     101-500...............................      318     63,700       26.6%
     500+..................................       57     91,800       38.4%
                                               -----    -------      -----
          Total............................    4,549    239,100      100.0%
                                               =====    =======      =====

--------------

(1) The number of subscribers represents the number of employees of an employer group who have enrolled in one of the Company's products but does not include dependents of such employees.

(2) Amounts do not include subscribers in the Company's ASO, ASO/PPO, PPO network access, PPO network rental programs and fully insured Medicare HMO members.

     The Company's 10 largest groups accounted for approximately 25% of the Company's revenues for the year ended December 31, 1997 and accounted for approximately 17% of total members for such period. None of the Company's groups accounted for more than 10% of the Company's revenues in 1997.

     The Company's group contracts generally provide for a defined set of dental benefits to be delivered to members for a period of one year at specified monthly rates. The contracts normally have fixed terms of one year and provide for automatic renewal unless terminated by notice from either party provided a specified period (typically 60 days) prior to the end of the term thereof.


Marketing and Sales

     The Company markets its dental benefit plans through a network of over 1,400 independent insurance brokers and a direct sales force consisting of 16 employees. This dual distribution system is designed to reach large groups as well as smaller groups and individuals in an efficient and cost effective manner. The Company believes that this marketing strategy provides it with a competitive advantage by enabling it to market to a wider range of potential groups more efficiently than companies relying on a single distribution system.

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

     The Company has developed a proprietary business development process which is used in conjunction with the Company's direct and brokered sales efforts. This business development process relies heavily on a computerized prospect tracking system which contains detailed benefit and contact information on approximately 35,000 employers in the Chicago, Milwaukee, St. Louis and Detroit metropolitan areas. Using this database, the Company's business development representatives use direct mail to target employer decision makers and brokers and telemarketing to follow up with these employer decision makers and brokers. It has been the Company's experience that the sales cycle may be a multi-year process, particularly since employers tend to make decisions regarding dental coverage on an annual basis. The Company believes that the continuity of communication which it has established with these decision makers gives the Company a significant advantage over its competitors in the metropolitan markets it serves. This comprehensive database also links brokers with their clients which permits the Company's field staff to contact brokers at the time of their clients' annual renewal periods.

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

     The Company periodically upgrades its hardware and software systems to (i) enhance its capability for electronic interchange with its groups, (ii) streamline the systems' ability to support both multi-state accounts and multiple products for the same group, (iii) enhance the integration between the Company's management information systems and its corporate accounting software,
(iv) improve statistical and analytical capability with respect to various aspects of the Company's business and (v) make other technological changes to improve the efficiency of the Company's systems. The Company plans to introduce new voice and data technologies in 1999 and to increase the use of electronic methods for billing, enrollment and ongoing eligibility maintenance between employer groups and network dentists. The Company believes that these steps should help it to limit staff increases in the future and to increase the effectiveness and efficiency of its administrative operations.

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance and should be substantially completed by the end of 1998. The Company does not expect the cost to modify its information technology infrastructure to be Year 2000 compliant to be material to its financial condition or results of operations. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 compliance, the Company does not believe that its business or operations would be adversely affected.

Competition

     The Company operates in a highly competitive environment. Its competitors principally include insurance companies, which often offer both managed dental care and indemnity dental products in the Company's market, and independent companies offering managed dental care products similar to those offered by the Company. The managed dental care industry as a whole is currently fragmented and characterized by the participation of several large, national insurance companies and many smaller independent plan sponsors. The Company also competes with numerous other types of businesses in the health care industry, including health maintenance organizations, limited health services corporations, self-funded plans which are administered by third party administrators, preferred provider organizations and other discount fee-for-service dental plans. The Company has experienced, and expects that it will continue to experience in the future, increased competition from all such sources. Many of the Company's competitors are larger and have substantially greater financial and other resources than the Company. Price considerations have been a significant competitive factor in the past and the Company believes pricing will continue to be a significant competitive factor in the future, especially with respect to large government and labor union contracts awarded on the basis of competitive bidding. Currently such contracts constitute less than 5% of the Company's total revenues. The Company believes that it competes principally on the basis of the pricing of managed care products in comparison to traditional indemnity plan coverage, the size, accessibility and quality of its provider network, its service reputation and the diversity of its products. Of these, the Company has found that provider network size, accessibility and quality, service reputation and cost are generally the factors most critical in employer decision-making.

     While the managed dental care business does not require substantial amounts of capital, the Company believes that certain factors may limit the number of new competitors that successfully enter its marketplace. These include the need for new competitors to comply with governmental licensing requirements and to establish provider and insurance broker networks in order to enter and compete in the market. The Company believes that it is well positioned to continue to compete in the Chicago, Milwaukee and St. Louis metropolitan areas as a result of its growing network of providers and insurance brokers and the Company's service reputation and client base. The Company also believes that it is well positioned to compete in the Detroit and, on a longer term basis, Indianapolis metropolitan areas as a result of the competitive size of its network of providers and the Company's focused marketing efforts. While the Company believes that it has successfully established one of the leading market positions in the Chicago, Milwaukee and St. Louis metropolitan areas, there can be no assurance that the Company will be able to continue to increase or maintain its market share. Increased competition could adversely affect the Company's results of operations.

Government Regulation

     The business of the Company is subject to extensive regulation, by, as may be applicable, the insurance statutes and regulations of the states in which the Company operates with respect to the prepaid health plan, insurance, reinsurance, and related operations of the Company (''Insurance Regulation''). The Company is registered in Illinois and in Michigan as a Third Party Administrator and in Illinois as an Insurance Firm; its subsidiary, First Commonwealth of Illinois, Inc., is registered in Illinois as a Preferred Provider Administrator; another subsidiary, First Commonwealth Limited Health Services Corporation, is licensed in Illinois as a Limited Health Service Organization and in Indiana as a Limited Service Health Maintenance Organization; another subsidiary, First Commonwealth Insurance Company, is licensed in Illinois as a domestic life, accident and health insurer with the intent to underwrite indemnity dental business and is awaiting additional licensure as a Limited Health Service Organization; another subsidiary, First Commonwealth Limited Health Service Corporation, is licensed in Wisconsin as a Limited Service Health Organization; another subsidiary, First Commonwealth of Missouri, Inc. (formerly Champion Dental Services, Inc.), is licensed in Missouri as a prepaid dental plan corporation; and an affiliate, First Commonwealth Health Services Corporation, is organized under Illinois law as a Voluntary Health Services Plan.

     Insurance Regulation, which may vary from state to state, establishes extensive operational, financial, reporting, and other requirements applicable to the Company's business in such state. Depending upon the nature and scope of regulatory requirements adopted from time to time in each of the states having jurisdiction over the legal entities or operations of the Company, Insurance Regulation may materially and adversely affect the business, operating results and financial condition of the Company. Insurance Regulation generally requires the Company to be licensed by the state insurance department in order to offer its dental care products, administrative services or preferred provider network in such state and otherwise conduct its operations in such state. In addition, Insurance Regulation generally prescribes minimum levels of net worth and reserves, limits the ability of the Company's subsidiaries to pay dividends to the extent required surplus would be impaired, requires filings for approval of products and services offered by the Company and its subsidiaries and the filing of rate schedules, certain product literature, forms of contracts with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), establishes minimum benefit levels for the Company's dental products in some cases, provides for periodic examinations, including quality assessment review, establishes standards for the Company's management and other personnel, specifies measures for resolving grievances and requires prior approval if more than a certain percentage of the Company's outstanding voting securities are to be acquired. Changes in Insurance Regulation or the application thereof could involve, among other things, premium taxes, increased capitalization requirements, limitations on the payment of dividends, distributions, or principal or interest on subordinated debt, the imposition of guaranty fund assessments, mandated health benefits and other terms of enrollment contracts, restrictions on the use of "fronting arrangements" and reinsurance agreements, requirements for admission of or licensing as foreign reinsurance companies, limited health service organizations, limited service health organizations, prepaid dental plan corporations, preferred provider administrators and third party administrators, state health insurance reforms for groups and individuals, "any willing provider" requirements limiting the Company's right to restrict the size of its provider network, minimum loss ratio requirements, enterprise liability statutes, which may increase the Company's liability for the negligent acts of its providers, or other matters. There can be no assurance that changes in Insurance Regulation or the application of existing Insurance Regulation, including matters relating to the Company's limited operations outside its service areas, will not materially and adversely affect the business or financial condition of the Company. Failure of the Company to comply with the Insurance Regulation could subject the Company to financial penalties, cease and desist orders or the revocation of one or more licenses required to conduct its business.

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

Company's Corporate Structure

     The Company contracts to provide dental care benefits to groups and members in Illinois and Indiana through First Commonwealth Limited Health Services Corporation ("FC-Limited"), a wholly-owned subsidiary; in Wisconsin through First Commonwealth Limited Health Service Corporation ("FC-Wisconsin"), a wholly-owned subsidiary; in Missouri through First Commonwealth of Missouri, Inc. ("FC-Missouri"), a wholly-owned subsidiary; and in Michigan through a fronting arrangement described below. The Company provides administrative and marketing services for FC-Limited, FC-Wisconsin, and FC-Missouri. Another wholly-owned subsidiary, First Commonwealth of Illinois, Inc. ("FC-Illinois"), contracts with dentists and dental care specialists to provide dental care services to groups and to members for whom FC-Limited, FC-Wisconsin, and FC-Missouri provides dental benefits. Smileage, a wholly-owned subsidiary, is a Wisconsin based dental HMO administrator.

     As the Company has increased its indemnity business, it has entered into a reinsurance agreement with North American Insurance Company ("North American"), an Illinois licensed reinsurer, covering a portion of its indemnity business. North American, in turn, has entered into an agreement with another third party insurer, Capitol Indemnity Corporation ("Capitol"). Capitol has entered into an agreement with another subsidiary of the Company, First Commonwealth Reinsurance Company ("FC-RE"), whereby North American transfers most of this reinsured risk from FC-Limited to Capitol and onto FC-RE. The Company currently retains virtually all of the underwriting risk of its indemnity plans. FC-RE engages in no reinsurance activity that is not related to the Company's indemnity and managed care products.

     In addition, in 1997, the Company, acting as agent for North American and according to a fronting arrangement, began selling managed care and indemnity dental insurance policies in the state of Michigan. According to the reinsurance agreement above, North American ceded all policies in Michigan to Capitol who ceded these policies to FC-RE.

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

     First Commonwealth Insurance Company was incorporated in Illinois during 1997 and is a wholly owned subsidiary. It is currently licensed as a domestic life, accident and health insurer with the intent to underwrite indemnity dental business and is awaiting additional licensure under the LHSO Act. As of December 31, 1997, it had not yet commenced business.

Risk Management

     The Company maintains general and professional liability insurance to cover the risk of operating its managed care dental plans. In addition, each dentist in the provider network is required to maintain malpractice insurance.

     The Company seeks to enter into capitation arrangements whenever possible as its primary means of managed care dentist compensation. In addition to capitation arrangements, the Company also may negotiate other payment arrangements with dentists and specialists. Such arrangements may involve, among other things, contributions by the Company toward costs for infection control, discounted fee-for-service pricing arrangements, or for new providers, minimum monthly payment arrangements. Certain specialists with which the Company has provider contracts are compensated by the Company on a discounted or full fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk of its share of the cost for services provided under these compensation arrangements. If the number of managed care providers covered under other compensation requirements materially increase, or the cost of such arrangements becomes significantly higher than projected, including utilization of specialty care benefits, the Company's profitability could be materially and adversely affected. Total payments to specialists represented approximately 12% of the Company's payments to managed care providers in 1997.

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

Employees

     The Company had approximately 135 employees as of December 31, 1997. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


Item 2.   Properties

     The Company does not own any real estate; it leases approximately 24,000 feet of office space in Chicago. The lease has a term expiring in 2000, with an option for the Company to extend the lease through 2003. In addition, the Company leases approximately 1,700 feet of office space in Milwaukee with a term expiring in 1999; 1,700 feet of office space in St. Louis with a term expiring in 2000; 500 feet of office space in Detroit with a term expiring in 1998, and 500 feet of office space in Indianapolis with a term expiring in 1998.


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


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     (a) Incorporated herein by reference from section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 1997 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

     (b)   Use of Proceeds from Registered Securities

     The following information is reported pursuant to Item 701(f) of Regulation S-K:
     The Company filed a registration statement on Form S-1 which became effective on November 16, 1995 (Registration No. 33-97426).
     The offering commenced on November 16, 1995 and terminated after the sale of all securities registered.
     The managing underwriters for this offering were William Blair & Company and Piper Jaffray Inc.
     The offering related to the Company's Common Stock, par value $.001 per share, and was for the account of the Company and certain selling shareholders, as follows:

                                                      Company      Selling Shareholders
                                                     ----------    --------------------
Number of Shares Registered and Sold                    530,000          1,577,200

Aggregate Price of Offering Registered and Sold      $7,950,000        $23,658,000

     The following amounts of expenses were incurred for the Company's account in connection with the issuance and distribution of the securities registered for each category listed below:

                                              Direct or indirect payments to directors,
                                          officers, general partners of the issuer or their
                                             associates; to persons owning ten percent or
                                            more of any class of equity securities of the        Direct or indirect
                                               issuer; and to affiliates of the issuer           payments to others
                                          -------------------------------------------------      ------------------
Underwriting discounts and                                                                0              $  556,500
commissions

Finders Fees                                                                              0              $        0

Expenses paid to or for underwriters                                                      0              $   20,000

Other Expenses                                                                      $50,000              $  715,173

Total Expenses                                                                      $50,000              $1,291,673

   Net offering proceeds to the Company after total expenses:                                    $6,608,327

Purchase and installation of
machinery and equipment                                                                   0              $  789,877

   Acquisition of other businesses                                                  $     0              $5,818,450
   Total                                                                                         $6,608,327

     The use of proceeds reported herein does not represent a material change from the use of proceeds described in the prospectus.

Item 6.  Selected Financial Data

     Incorporated herein by reference from section entitled "Selected Consolidated Financial and Operating Data" in the Company's 1997 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference from section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable

Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference from sections entitled "Financial Statements" and "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 5, 1998) is incorporated herein by reference.


Item 11.  Executive Compensation

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 5, 1998) is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 5,
1998) is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 5, 1998) is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)    Financial Statements

     The following financial statements are filed as part of this report:

          Report of Independent Public Accountants on Consolidated Financial Statements.*

          Consolidated Balance Sheets of the Company as of December 31, 1997, 1996 and 1995.*

          Consolidated Statements of Income of the Company for the years ended December 31, 1997, 1996 and 1995.*

          Consolidated Statements of Changes in Stockholders' Equity of the Company for the years ended December 31, 1997, 1996 and 1995.*

          Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1997, 1996 and 1995.*

          Notes to Consolidated Financial Statements.*

-----------------

* Incorporated herein by reference from the Company's 1997 Annual Report to Stockholders.

     (a)(2) Financial Statement Schedules

     Report of Independent Public Accountants on Financial Statement Schedule          Page 26

     Schedule II  --  Valuation and Qualifying Accounts                                Page 27


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3)    Exhibits
               --------

     The following Exhibits are filed herewith or incorporated herein:

Exhibit No.                             Description
-----------                             -----------

        3.1  --  Second Restated Certificate of Incorporation of the Company, as amended (1)

        3.2  --  Restated By-laws of the Company (2)

        4.1  --  Stockholders Rights Agreement between the Company and First Chicago Trust Company of
                 New York (1)

Exhibit No.                              Description
-----------                              -----------

       10.1  --     First Commonwealth, Inc. Management Bonus Plan (1)(3)

       10.2  --     1987 Statutory-Nonstatutory Stock Option Plan, as amended
                    (1)(3)

       10.3  --     1995 Long-Term Incentive Plan, as amended as of February 18,
                    1998 (3)

       10.4  --     First Commonwealth, Inc. Salary Savings Plan (1)(3)

       10.5  --     Employment Agreement between the Company and Christopher C.
                    Multhauf (1)(3)

       10.6  --     Employment Agreement between the Company and David W.
                    Mulligan (1)(3)

       10.7  --     Employment Agreement between the Company and Gregory D.
                    Stobbe, as amended (1)(3)

       10.8  --     Employment Agreement between the Company and Mark R.
                    Lundberg (1)(3)

       10.9  --     Employment Agreement between the Company and Scott B.
                    Sanders (1)(3)

       10.10 -- Reinsurance Agreement between First Commonwealth Limited Insurance Company and First Commonwealth Reinsurance Company
                    (1)

       10.11 -- Reinsurance Agreement between North American Insurance Company and First Commonwealth Reinsurance Company (1)

       10.12 -- Form of First Commonwealth Limited Health Services Corporation Group Master Contract (1)

       10.13 -- Form of First Commonwealth of Illinois, Inc. Dental Provider Agreement (1)

       10.14 -- Form of First Commonwealth of Illinois, Inc. Participating PPO Dentist Contract (1)

       10.15 -- Lease Agreement between 444 North Wells Limited Partnership as sole beneficiary of American National Bank & Trust Company of Chicago Trust No. 56647 as Landlord and the Company as Tenant, as amended (1)

       10.16 -- Administrative Master Contract, dated December 12, 1990, between First Commonwealth of Illinois, Inc. and First Commonwealth Limited Health Services Corporation (1)

       10.17 -- Administrative Contract, dated December 12, 1990, between First Commonwealth, Inc. and First Commonwealth Limited Health Services Corporation (1)

Exhibit No.                        Description
-----------                        -----------

      10.18  --     Management Agreement, dated November 20, 1987, between First
                    Commonwealth, Inc. and First Commonwealth Health Services
                    Corporation (1)

      10.19  --     Administrative Master Contract, dated February 1, 1989,
                    between First Commonwealth of Illinois, Inc. and First
                    Commonwealth Health Services Corporation, as amended (1)

      10.20  --     Public Offering Agreement among the Company, Christopher C.
                    Multhauf, David W. Mulligan and the Selling Stockholders identified therein (1)

      10.21  --     Stock Exchange Agreement, dated July 18, 1996, by and among the Company and the Shareholders of Smileage Dental
                    Services, Inc., is hereby incorporated by reference to
                    Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 18, 1996

      10.22  --     Registration Rights Agreement, dated July 18, 1996, between the Company and the Holders of Registrable Securities referred to therein, is hereby incorporated by reference to
                    Exhibit 99.1 to the Company's Current Report on Form 8-K, dated July 18, 1996

      10.23  --     Stock Purchase Agreement, dated as of October 2, 1996, among the Company, Group Health Plan, Inc., Champion Dental
                    Services, Inc. and Coventry Corporation, is hereby incorporated by reference to Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1996

      11     --     Statement re: computation of per share earnings (included
                    in Exhibit 13 filed herewith)

      13     --     1997 Annual Report to Stockholders

      21     --     Subsidiaries of the Registrant

      23     --     Consent of Arthur Andersen LLP

      24     --     Powers of Attorney (included on signature page)

      27     --     Financial Data Schedule

----------------------

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of First Commonwealth, Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in FIRST COMMONWEALTH, INC. AND SUBSIDIARIES' 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included on page 25 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Chicago, Illinois
February 11, 1998

                   FIRST COMMONWEALTH, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   Period                                                      Additions
   ------                                           -------------------------------
                                       Balance at    Charged to
Year Ended                            Beginning of   Costs and     Charged to Other                            Balance at
December 31,       Description           Period       Expenses    Accounts-Describe   Deductions-Describe    End of Period
-----------   ----------------------  ------------  -----------   -----------------   -------------------    -------------
    1995      Claims liability         $  387,714   $ 5,451,936          --              $ 4,581,969(1)        $1,257,681
              Allowance for doubtful
              accounts                 $  116,782   $   192,808          --              $   112,274(2)        $  197,316
    1996      Claims liability         $1,257,681   $ 8,341,669          --              $ 8,019,681(1)        $1,579,669
              Allowance for doubtful
              accounts                 $  197,316   $   104,000          --              $    31,762(2)        $  289,554
    1997      Claims liability         $1,579,669   $10,506,867          --              $10,482,207(1)        $1,604,329
              Allowance for doubtful
              accounts                 $  289,554   $   204,655          --              $   160,197(2)        $  334,012

-------------------
(1)   Payment for claims
(2)   Write-off of bad debt

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998               FIRST COMMONWEALTH, INC

                                By: /s/ Christopher C. Multhauf
                                    --------------------------------------------
                                    Christopher C. Multhauf
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 30th day of March, 1998.

            Name                                     Capacity
            ----                                     --------
/s/ Christopher C. Multhauf              Chairman of the Board of Directors and
--------------------------------------   Chief Executive Officer
    Christopher C. Multhauf              (principal executive officer)


/s/ David W. Mulligan                    Director, President, Secretary and
--------------------------------------   Chief Operating Officer
    David W. Mulligan


/s/ Scott B. Sanders                     Chief Financial Officer and Treasurer
--------------------------------------   (principal financial and accounting
    Scott B. Sanders                     officer)


/s/ Richard M. Burdge, Sr.               Director
--------------------------------------
    Richard M. Burdge, Sr.


/s/ William J. McBride                   Director
--------------------------------------
    William J. McBride


/s/ Jackson W. Smart, Jr.                Director
--------------------------------------
    Jackson W. Smart, Jr.

                                 Exhibit Index
                                 -------------

Exhibit No.                         Description
-----------                         -----------
    10.3    --   1995 Long-Term Incentive Plan, as amended as of February 18,
                 1998

      13    --   1997 Annual Report to Stockholders

      21    --   Subsidiaries of the Registrant

      23    --   Consent of Arthur Andersen LLP

      24    --   Powers of Attorney (included on signature page)

      27    --   Financial Data Schedule

                                     -29-