Form 10-Q
period 1998-03-31
FIRST COMMONWEALTH INC
filed 1998-05-15
CIK 1001493

                   -----------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission file number: 0-27064


                           FIRST COMMONWEALTH, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                     75-2154228
(State or other jurisdiction of
incorporation or organization)             (IRS employer identification number)

             444 North Wells Street, Suite 600, Chicago, IL  60610
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

Common Stock, par value $.001 per share, outstanding as of April 30, 1998:
3,640,625 shares

--------------------------------------------------------------------------------

                            First Commonwealth, Inc.
                                   Form 10-Q
                      For the quarter ended March 31, 1998

                                     INDEX

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

                                                                            Page
                                                                            ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1998 and
        December 31, 1997...................................................  3

        Consolidated Statements of Income for the three months ended
        March 31, 1998 and 1997.............................................  5

        Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.......................................  6

        Reconciliations of Net Income to Net Cash Provided by Operating
        Activities for the three months ended March 31, 1998 and 1997.......  7

        Notes to Consolidated Financial Statements..........................  8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  9

                          PART II.   OTHER INFORMATION
                          ----------------------------

Item 6. Exhibits and Reports on Form 8-K.................................... 11

SIGNATURES.................................................................. 12

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

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
-----------------------------------------
(Dollars in Thousands)


 ASSETS                                                    March 31, 1998   December 31, 1997
 ------                                                    --------------   -----------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $11,266             $ 9,047

  Accounts receivable, net of allowance
  of $360 at March 31, 1998 and $334 at
  December 31, 1997                                                 3,812               3,444

  Other receivables                                                   194                 163

  Deposit under reinsurance agreement                                 752                 752

  Prepaid expenses                                                  2,134               2,289

  Deferred tax asset                                                  979                 859
                                                                  -------             -------

   Total current assets                                            19,137              16,554
                                                                  -------             -------

 PROPERTY AND EQUIPMENT, at cost                                    4,181               4,030

  Less - Accumulated depreciation                                  (2,489)             (2,320)
                                                                  -------             -------

   Property and equipment, net                                      1,692               1,710
                                                                  -------             -------

 OTHER ASSETS:

  Restricted cash equivalents and government securities
  on deposit, at market                                             3,269               3,264

  Deposits and other                                                   90                 104

  Intangible assets, net                                           10,198              10,264
                                                                  -------             -------

   Total other assets                                              13,557              13,632
                                                                  -------             -------

   TOTAL ASSETS                                                   $34,386             $31,896
                                                                  =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued
-----------------------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY                  March 31, 1998   December 31, 1997
                                                      --------------   -----------------
                                                      (Unaudited)
CURRENT LIABILITIES:

  Accounts payable - trade                                   $    79             $    88

  Accounts payable - dental service providers                    682                 395

  Claims liability                                             1,657               1,604

  Accrued payroll and related costs                              644                 485

  Other accrued expenses                                         460                 356

  Deferred subscriber revenue                                  4,853               4,445

  Payable under reinsurance agreement                            752                 752

  Income taxes payable                                           613                 200

  Other current liabilities                                        0                   0
                                                             -------             -------

    Total current liabilities                                  9,740               8,325

DEFERRED TAX LIABILITY - long-term                               397                 248
                                                             -------             -------

    Total liabilities                                         10,137               8,573
                                                             -------             -------

STOCKHOLDERS' EQUITY:

  Preferred stock ($.001 par value; 1,000,000
    shares authorized, none issued)                                0                   0

  Common stock ($.001 par value; 15,000,000 shares
    authorized, 3,641,250 shares at March 31, 1998
    and 3,636,951 shares at December 31, 1997 issued
    and outstanding)                                               4                   4

  Capital in excess of par value                              13,265              13,252

  Less 625 shares of common stock at March 31, 1998
    and 495 shares of common stock at December 31,
    1996 held in treasury, at cost                              (14)                (14)

  Retained earnings                                           10,994              10,081
                                                             -------             -------

    Total stockholders' equity                                24,249              23,323
                                                             -------             -------

    Total liabilities and stockholders' equity               $34,386             $31,896
                                                             =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------
(Dollars in Thousands, except per share data) (Unaudited)


                                                   For the three months ended:
                                                 -------------------------------
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------
SUBSCRIBER REVENUE

  Managed Care                                          $11,686          $10,529
  Indemnity/PPO                                           3,649            2,732
  Fee Income                                                280              202
                                                        -------          -------

    Total Subscriber Revenue                             15,615           13,463
                                                        -------          -------

 BENEFIT COVERAGE EXPENSES

  Managed Care                                            7,337            6,617
  Indemnity/PPO                                           3,113            2,145
  Fee Income                                                 --               --
                                                        -------          -------

    Total Benefit Coverage Expenses                      10,450            8,762
                                                        -------          -------

GROSS MARGIN

  Managed Care                                            4,349            3,912
  Indemnity/PPO                                             536              587
  Fee Income                                                280              202
                                                        -------          -------

    Total Gross Margin                                    5,165            4,701

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE               3,772            3,518
                                                        -------          -------

  Operating income                                        1,393            1,183
INTEREST INCOME, net                                        144              107
                                                        -------          -------

  Income before income taxes                              1,537            1,290

PROVISION FOR INCOME TAXES                                  624              530
                                                        -------          -------

NET INCOME                                              $   913          $   760
                                                        =======          =======

BASIC EARNINGS PER SHARE                                  $0.25            $0.21

DILUTED EARNINGS PER SHARE                                $0.24            $0.20

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)



                                                                  For the three months ended:
                                                                -------------------------------
                                                                March 31, 1998   March 31, 1997
                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Cash received from subscribers                                 $15,787          $13,006
    Cash paid to providers of care                                  (6,797)          (5,380)
    Cash paid to employees, brokers and suppliers                   (3,448)          (4,758)
    Claims paid                                                     (3,098)          (2,261)
    Interest paid                                                        0                0
    Interest received                                                   94               99
    Income taxes paid                                                 (181)            (203)
    Cash transferred from (to) restricted funds                          0              (30)
                                                                   -------          -------

        Net cash provided by operating activities                    2,357              473
                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net                           (151)            (186)
    Purchase of short-term investments                                   0             (517)
    Proceeds from short-term investments                                 0                0
    Acquisition related cost                                             0           (5,500)
                                                                   -------          -------

        Net cash used in investing activities                         (151)          (6,203)
                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                            14                7
    Principal payments on capital leases                                 0                0
    Purchase of treasury stock                                          (1)               0
    Payments of preferred dividends                                      0                0
                                                                     -----           ------

        Net cash provided (used) in financing activities                13                7
                                                                     -----           ------

        Net change in cash and cash equivalents                      2,219           (5,723)

CASH AND CASH EQUIVALENTS,
    beginning of period                                              9,047           15,817
                                                                   -------          -------

CASH AND CASH EQUIVALENTS,
    end of period                                                  $11,266          $10,094
                                                                   =======          =======


  The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES

--------------------------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)
                                                                  For the three months ended:
                                                              ------------------------------------
                                                              March 31, 1998        March 31, 1997
                                                              --------------        --------------
Net income                                                            $ 913                 $ 760

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                      235                   213


     (Increase) decrease in assets:

       Accounts receivable, net                                        (368)                   64

       Other receivables                                                (31)                  (66)

       Deposit under reinsurance agreement                                0                  (152)

       Prepaid expenses                                                 155                  (962)

       Deferred tax asset                                              (120)                 (179)

       Restricted cash equivalents and government
       securities                                                        (5)                  (30)


       Deposits and other                                                14                   (34)

     Increase (decrease) in current liabilities:

       Accounts payable - trade                                          (9)                  (65)

       Accounts payable - dental service providers                      287                   527

       Claims liability                                                  53                  (131)

       Accrued payroll and related costs                                159                  (160)

       Other accrued expenses                                           104                  (111)

       Deferred subscriber revenue                                      408                   150

       Payable under reinsurance agreement                                0                   143

       Income taxes payable                                             413                   486

     Increase in long-term liabilities:

       Long-term deferred tax liability                                 149                    20
                                                                     ------                 -----

     Net cash provided by operating activities                       $2,357                 $ 473
                                                                     ======                 =====

The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  Notes to Consolidated Financial Statements
                                March 31, 1998


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   Earnings Per Share

     Under SFAS No. 128, primary earnings per share is replaced by "Basic" earnings per share ("EPS"), which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The following table reconciles the numerators (Net Income) and denominators (Shares) of the basic and diluted earnings per share computations.

                      Three Months Ended         Three Months Ended
                          March 31, 1998  EPS        March 31, 1997  EPS
                          --------------             --------------
Net Income                   $  913,000                 $  760,000
                             ==========                 ==========
Basic Shares/EPS              3,638,953  $0.25           3,609,776  $0.21
                                         =====                      =====

Effect of dilutive
common stock options             98,357                    106,187
                             ----------                 ----------
Diluted Shares/EPS            3,737,310  $0.24           3,715,963  $0.20
                             ==========  =====          ==========  =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Total subscriber revenue increased by $2.1 million, or 15.6%, to $15.6 million in the three months ended March 31, 1998 from $13.5 million in the three months ended March 31, 1997. This increase is attributable to increased enrollment in the Company's managed care and indemnity/PPO plans as well as the price increases that took effect on the managed care and indemnity/PPO plans effective January 1, 1998. Managed care revenue increased by $1.2 million, or 11.4%, to $11.7 million in the three months ended March 31, 1998 from $10.5 million in the same period in 1997, primarily due to an increase in new members and price increases. Indemnity/PPO revenue increased $917,000 to $3.6 million in 1998 from $2.7 million in 1997, primarily as a result of adding new indemnity/PPO plan members as well as price increases that were effective January 1, 1998.

    Total gross margin increased by $464,000, or 9.9%, to $5.2 million in the three months ended March 31, 1998 from $4.7 million in the three months ended March 31, 1997. Total gross margin as a percentage of revenue was 33.1% in 1998 as compared to 34.9% in 1997. This percentage decline was primarily the result of a decrease in the indemnity/PPO gross margin. In addition, the overall indemnity/PPO business increased as a percentage of total revenue, but carries a lower gross margin percentage than the managed care business. Managed care gross margin as a percentage of managed care revenue was 37.2% in 1998 and 1997. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 14.7% in 1998 from 21.5% in 1997. This change is the result of an increase in dental benefit expenses primarily attributable to an increase in the number of services being reimbursed under the Company's indemnity/PPO contracts which began in the second half of 1997. The Company expects the current indemnity/PPO gross margin percentage to remain fairly stable throughout 1998. The Company does not expect the indemnity/PPO gross margin percentage to return to pre-1997 levels in 1998. In addition, overall gross margin percentages will vary if the mix of the Company's indemnity/PPO and managed care business changes from current levels.

     SG&A expenses increased by $254,000, or 7.3%, to $3.8 million for the three months ended March 31, 1998 from $3.5 million for the three months ended March 31, 1997. As a percentage of revenue, SG&A expenses dropped to 24.2% for 1998 from 26.1% for 1997. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the indemnity/PPO plans.

     Operating income increased by $210,000, or 17.5%, to $1.4 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. As a percentage of revenue, operating income was 8.9% in 1998 and 8.8% in 1997. The operating income percentage improved due primarily to lower SG&A as a percentage of revenue which partially offset the lower gross margin percentage.

     Interest income increased by $37,000 to $144,000 for the three months ended March 31, 1998 from $107,000 for the three months ended March 31, 1997 primarily as a result of improved cash flow from operations.

     The effective tax rate for the three months ended March 31, 1998 was 40.6% versus 41.1% for the three months ended March 31, 1997 partially due to investments in tax-free funds.

     Net income increased by $153,000, or 20.1%, to $913,000 for the three months ended March 31, 1998 from $760,000 for the three months ended March 31, 1997. Diluted earnings per share was $0.24 and $0.20 for the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Company's operating cash requirements for the three months ended March 31, 1998 have been met principally through operating cash flows. The primary uses of cash have been for operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $2.4 million and $473,000 for the three months ended March 31, 1998, and 1997, respectively. The increase in cash flows is partially the result of the timing difference in prepaid expenses relating to the timing of capitation payments in the first quarter of 1997. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $151,000 and $6.2 million for the three months ended March 31, 1998 and 1997, respectively. The primary use in 1997 was $5.5 million for the purchase of Champion paid on January 2, 1997. In addition, the first three months of 1997 includes a net of $517,000 used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $151,000 for the three months ended March 31, 1998 primarily for computer software enhancements and $186,000 for the three months ended March 31, 1997 for furniture, leasehold improvements, and computer equipment as the Company has expanded its leased office space.

     As of March 31, 1998, the Company had cash and cash equivalents of $11.3 million and no long-term debt outstanding.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------

Item 6.  Exhibits and Reports on Forms 8-K

     (a)  Exhibits:

           Exhibit No.        Description
           -----------        -----------

              11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

              27         Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

              None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       FIRST COMMONWEALTH, INC.
                                             (Registrant)


Date:  May 15, 1998                    By: /s/ Christopher C. Multhauf
                                           ----------------------------------
                                           Christopher C. Multhauf
                                           Chairman and Chief
                                           Executive Officer



Date:  May 15, 1998                    By: /s/ David W. Mulligan
                                           ----------------------------------
                                           David W. Mulligan
                                           President, Secretary
                                           and Chief Operating Officer


Date:  May 15, 1998                    By: /s/ Scott B. Sanders
                                           ----------------------------------
                                           Scott B. Sanders
                                           Chief Financial Officer and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.            Description
-----------            -----------

11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

27                Financial Data Schedule