Form 10-Q
period 1998-06-30
FIRST COMMONWEALTH INC
filed 1998-08-14
CIK 1001493

         ------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

Common Stock, par value $.001 per share, outstanding as of July 31, 1998:
3,646,000 shares

         ------------------------------------------------------------

                           First Commonwealth, Inc.
                                   Form 10-Q
                      For the quarter ended June 30, 1998

                                     INDEX

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997............................................  3

          Consolidated Statements of Income for the three and
           six months ended June 30, 1998 and 1997..........................  5

          Consolidated Statements of Cash Flows for the six
           months ended June 30, 1998 and 1997..............................  6

          Reconciliations of Net Income to Net Cash Provided by
           Operating Activities for the six months ended June 30,
           1998 and 1997....................................................  7

          Notes to Consolidated Financial Statements........................  8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 10

                          PART II. OTHER INFORMATION
                          --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders............... 13

Item 6.   Exhibits and Reports on Form 8-K.................................. 13

SIGNATURES.................................................................. 14

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1.   Financial Statements

First Commonwealth, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------
(Dollars in Thousands)

ASSETS                                                    June 30, 1998   December 31, 1997
------                                                    -------------   -----------------
                                                            (Unaudited)
 CURRENT ASSETS:

  Cash and cash equivalents                                     $10,234             $ 9,047

  Investments-Short Term                                          2,055                   0

  Accounts receivable, net of allowances
  of $365 at June 30, 1998 and $334 at
  December 31, 1997                                               3,309               3,444

  Other receivables                                                 308                 163

  Deposit under reinsurance agreement                               661                 752

  Prepaid expenses                                                2,194               2,289

  Prepaid income taxes                                                1                   0

  Deferred tax asset                                                992                 859
                                                                -------             -------

   Total current assets                                          19,754              16,554
                                                                -------             -------

 PROPERTY AND EQUIPMENT, at cost                                  4,366               4,030

  Less - Accumulated depreciation                                (2,664)             (2,320)
                                                                -------             -------

   Property and equipment, net                                    1,702               1,710
                                                                -------             -------

 OTHER ASSETS:

  Restricted cash equivalents and government securities
  on deposit, at cost which approximates market                   3,352               3,264

  Deposits and other                                                 72                 104

  Intangible assets, net                                         10,132              10,264
                                                                -------             -------

   Total other assets                                            13,556              13,632
                                                                -------             -------

   TOTAL ASSETS                                                 $35,012             $31,896
                                                                =======             =======

The accompanying notes are an integral part of these financial statements.


First Commonwealth, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - continued
----------------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY            June 30, 1998  December 31, 1997
                                                -------------  -----------------
                                                  (Unaudited)
CURRENT LIABILITIES:
 Accounts payable - trade                              $  144             $   88

 Accounts payable - dental service providers              826                395

 Claims liability                                       1,554              1,604

 Accrued payroll and related costs                        658                485

 Other accrued expenses                                   591                356

 Deferred subscriber revenue                            4,960              4,445

 Payable under reinsurance agreement                      661                752

 Income taxes payable                                       0                200

 Other current liabilities                                  0                  0
                                                       ------             ------

   Total current liabilities                            9,394              8,325


DEFERRED TAX LIABILITY - long-term                        417                248
                                                       ------             ------

   Total liabilities                                    9,811              8,573
                                                       ------             ------


STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
   shares authorized, none issued)                          0                  0

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,641,250 shares at June 30, 1998
   and 3,636,951 shares at December 31, 1997 issued
   and outstanding)                                         4                  4

 Capital in excess of par value                        13,265             13,252

 Less 625 shares of common stock at June 30, 1998
   and 495 shares of common stock at December 31,
   1997 held in treasury, at cost                         (14)               (14)

 Retained earnings                                     11,946             10,081
                                                      -------            -------

   Total stockholders' equity                          25,201             23,323
                                                      -------            -------

   Total liabilities and stockholders' equity         $35,012            $31,896
                                                      =======            =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)(Unaudited)

                                                     For the three months ended:              For the six months ended:
                                                 ----------------------------------       ----------------------------------
                                                 June 30, 1998        June 30, 1997       June 30, 1998        June 30, 1997
                                                 -------------        -------------       -------------        -------------
SUBSCRIBER REVENUE
  Managed Care                                      $11,913              $10,777              $23,599              $21,306
  Indemnity/PPO                                       3,776                2,851                7,425                5,583
  Fee Income                                            272                  228                  552                  430
                                                    -------              -------              -------              -------
     Total Subscriber Revenue                        15,961               13,856               31,576               27,319
                                                    -------              -------              -------              -------
BENEFIT COVERAGE EXPENSES
  Managed Care                                        7,447                6,757               14,784               13,374
  Indemnity/PPO                                       3,222                2,366                6,335                4,511
  Fee Income                                             --                   --                   --                   --
                                                    -------              -------              -------              -------
     Total Benefit Coverage Expenses                 10,669                9,123               21,119               17,885
                                                    -------              -------              -------              -------
GROSS MARGIN
  Managed Care                                        4,466                4,020                8,815                7,932
  Indemnity/PPO                                         554                  485                1,090                1,072
  Fee Income                                            272                  228                  552                  430
                                                    -------              -------              -------              -------
     Total Gross Margin                               5,292                4,733               10,457                9,434
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                                3,876                3,491                7,648                7,009
                                                    -------              -------              -------              -------
  Operating income                                    1,416                1,242                2,809                2,425
INTEREST INCOME, net                                    184                  111                  328                  218
                                                    -------              -------              -------              -------
  Income before income taxes                          1,600                1,353                3,137                2,643
PROVISION FOR INCOME TAXES                              648                  555                1,272                1,085
                                                    -------              -------              -------              -------
NET INCOME                                          $   952              $   798              $ 1,865              $ 1,558
                                                    =======              =======              =======              =======
BASIC EARNINGS PER SHARE                              $0.26                $0.22                $0.51                $0.43
DILUTED EARNINGS PER SHARE                            $0.25                $0.21                $0.50                $0.42

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)



                                                                 For the six months ended:
                                                        ------------------------------------------
                                                         June 30, 1998               June 30, 1997
                                                         -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Cash received from subscribers                          $ 32,539                    $ 26,081
     Cash paid to providers of care                           (13,900)                    (12,737)
     Cash paid to employees, brokers and suppliers             (7,454)                     (8,777)
     Claims paid                                               (6,443)                     (4,830)
     Interest paid                                                  0                           0
     Interest received                                            260                         196
     Income taxes paid                                         (1,437)                     (1,335)
     Cash transferred from (to) restricted funds                    0                         255
                                                             --------                    --------

       Net cash provided by operating activities                3,565                      (1,147)
                                                             --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                     (336)                       (413)
     Purchase of short-term investments                        (2,055)                       (517)
     Proceeds from short-term investments                           0                           0
     Acquisition cost                                               0                      (5,500)
                                                             --------                    --------

       Net cash used in investing activities                   (2,391)                     (6,430)
                                                             --------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                      14                           7
     Principal payments on capital leases                           0                           0
     Purchase of treasury stock                                    (1)                         (1)
                                                                -----                      ------

       Net cash used in financing activities                       13                           6
                                                                -----                      ------

       Net change in cash and cash equivalents                  1,187                      (7,571)

CASH AND CASH EQUIVALENTS,
     beginning of period                                        9,047                      15,817
                                                              -------                    --------

CASH AND CASH EQUIVALENTS,
     end of period                                           $ 10,234                     $ 8,246
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

                                                                  For the six months ended:
                                                                -----------------------------
                                                                June 30, 1998   June 30, 1997
                                                                -------------   -------------
Net income                                                         $1,865          $1,558
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                     477             381
    (Increase) decrease in assets:
        Accounts receivable, net                                      135            (778)
        Other receivables                                            (145)            (83)
        Deposit under reinsurance agreement                            91             230
        Prepaid expenses                                               95          (1,683)
        Deferred tax asset                                           (133)            119
        Prepaid income taxes                                           (1)           (409)
        Restricted cash equivalents and government securities         (88)            249
        Deposits and other                                             32               9
    Increase (decrease) in current liabilities:
        Accounts payable - trade                                       56            (125)
        Accounts payable - dental service providers                   431             (57)
        Claims liability                                              (51)           (336)
        Accrued payroll and related costs                             173             (86)
        Other accrued expenses                                        235            (213)
        Deferred subscriber revenue                                   515             373
        Payable under reinsurance agreement                           (91)           (235)
        Income taxes payable                                         (200)           (101)
    Increase in long-term liabilities:
        Long-term deferred tax liability                              169              40
                                                                   ------         -------
    Net cash provided by operating activities                      $3,565         $(1,147)
                                                                   ======         =======


The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  Notes to Consolidated Financial Statements
                                 June 30, 1998


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

     The following table reconciles the numerators (Net Income) and denominators (Shares) of the basic and diluted earnings per share computations.

                      Three Months Ended            Three Months Ended
                           June 30, 1998      EPS        June 30, 1997      EPS
                           -------------                 -------------      ---
Net Income                    $  952,000                    $  798,000
                              ==========                    ==========

Basic Shares/EPS               3,640,625     $0.26           3,612,926     $0.22
                                             =====                         =====

Effect of dilutive
 common stock options            107,357                       121,857
                              ----------                    ----------

Diluted Shares/EPS             3,747,982     $0.25           3,734,783     $0.21
                              ==========     =====          ==========     =====


                           Six Months Ended           Six Months Ended
                              June 30, 1998    EPS       June 30, 1997   EPS
Net Income                       $1,865,000                 $1,558,000
                                 ==========                 ==========

Basic Shares/EPS                  3,639,794    $0.51         3,611,360   $0.43
                                               =====                     =====

Effect of dilutive
 common stock options               102,857                    114,022
                                 ----------                 ----------

Diluted Shares/EPS                3,742,651    $0.50         3,725,382   $0.42
                                 ==========    =====        ==========   =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Total subscriber revenue increased by $2.1 million, or 15.1%, to $16.0 million in the three months ended June 30, 1998 from $13.9 million in the three months ended June 30, 1997. This increase is attributable to increased enrollment in the Company's managed care plans as well as the price increases that took effect on the managed care and indemnity/PPO plans effective January 1, 1998. Managed care revenue increased by $1.1 million, or 10.2%, to $11.9 million in the three months ended June 30, 1998 from $10.8 million in the same period in 1997, primarily due to an increase in new members and price increases. Indemnity/PPO revenue increased $0.9 million to $3.8 million in 1998 from $2.9 million in 1997, primarily as a result of adding new indemnity/PPO plan members.

     Total gross margin increased by $559,000 or 11.8% to $5.3 million in the three months ended June 30, 1998 from $4.7 million in the three months ended June 30, 1997. Total gross margin as a percentage of revenue was 33.2% in 1998 as compared to 34.2% in 1997. This percentage decline was primarily the result of a decrease in the indemnity/PPO gross margin. In addition, the overall indemnity/PPO business increased as a percentage of total revenue, but carries a lower gross margin percentage than the managed care business. Managed care gross margin as a percentage of managed care revenue was 37.5% in 1998 as compared to 37.3% in 1997. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 14.7% in 1998 from 17.0% in 1997. This change is the result of an increase in dental benefit expenses primarily under the Company's indemnity/PPO contracts. The Company expects the indemnity/PPO gross margin percentage to remain fairly consistant with the current level throughout the balance of 1998. The Company does not expect the indemnity/PPO gross margin percentage to return to pre-1997 levels in 1998. In addition, overall gross margin percentages will vary if the mix of the Company's indemnity/PPO and managed care business changes from current levels.

     SG&A expenses increased by $385,000, or 11.0% to $3.9 million for the three months ended June 30, 1998 from $3.5 million for the three months ended June 30, 1997. As a percentage of revenue, SG&A expenses dropped to 24.3% for 1998 from 25.2% for 1997. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the indemnity/PPO plans.

     Operating income increased by $174,000, or 14.0%, to $1.4 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997. As a percentage of revenue, operating income was 8.9% in 1998 as compared to 9.0% in 1997. The decline was due primarily to the lower gross margin, partially offset by the lower SG&A as a percentage of revenue.

     Interest income increased by $73,000 to $184,000 for the three months ended June 30, 1998 from $111,000 for the three months ended June 30, 1997 primarily as a result of improved cash flow from operations.

     The effective tax rate for the three months ended June 30, 1998 was 40.5% versus 41.0% for the three months ended June 30, 1997, primarily due to investments in tax-free funds.

     Net income increased by $154,000, or 19.3%, to $952,000 for the three months ended June 30, 1998 from $798,000 for the three months ended June 30, 1997. Diluted earnings per share was $0.25 and $0.21 for the three months ended June 30, 1998 and 1997, respectively.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Total subscriber revenue increased by $4.3 million, or 15.8%, to $31.6 million in the six months ended June 30, 1998 from $27.3 million in the six months ended June 30, 1997. This increase is attributable to increased enrollment in the Company's managed care plans as well as the price increases that took effect on the managed care and indemnity/PPO plans effective January 1, 1998. Managed care revenue increased by $2.3 million, or 10.8% to $23.6 million in the six months ended June 30, 1998 from $21.3 million in the same period in 1997, primarily due to an increase in new members and price increases. Indemnity/PPO revenue increased $1.8 million or 32.1%, to $7.4 million in 1998 from $5.6 million in 1997, primarily as a result of adding new indemnity/PPO plan members and price increases.

     Total gross margin increased by $1.1 million, or 11.7%, to $10.5 million in the six months ended June 30, 1998 from $9.4 million in the six months ended June 30, 1997. Total gross margin as a percentage of revenue was 33.1% in 1998 as compared to 34.5% in 1997. This percentage decline was primarily the result of a decrease in the indemnity/PPO gross margin. In addition, the overall indemnity/PPO business increased as a percentage of total revenue, but carries a lower gross margin percentage than the managed care business. Managed care gross margin as a percentage of managed care revenue was 37.4% in 1998 as compared to 37.2% in 1997. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 14.7% in 1998 from 19.2% in 1997. This change is the result of an increase in dental benefit expenses primarily under the Company's indemnity/PPO contracts. The Company expects the indemnity/PPO gross margin percentage to remain fairly consistant with the current level throughout the balance of 1998. The Company does not expect the indemnity/PPO gross margin percentage to return to pre-1997 levels in 1998. In addition, overall gross margin percentages will vary if the mix of the Company's indemnity/PPO and managed care business changes from current levels.

     SG&A expenses increased by $639,000, or 9.2%, to $7.6 million for the six months ended June 30, 1998 from $7.0 million for the six months ended June 30, 1997. As a percentage of revenue, SG&A expenses dropped to 24.2% for 1998 from 25.7% for 1997. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the indemnity/PPO plans.

     Operating income increased by $384,000, or 15.8%, to $2.8 million for the six months ended June 30, 1998 from $2.4 million for the six months ended June 30, 1997. As a percentage of revenue, operating income remained stable at 8.9% in 1998 and 1997. The lower gross margin percentage was offset by thelower SG&A as a percentage of revenue.

     Interest income increased by $110,000 to $328,000 for the six months ended June 30, 1998 from $218,000 for the six months ended June 30, 1997 primarily as a result of improved cash flow from operations.

     The effective tax rate for the six months ended June 30, 1998 was 40.5% versus 41.1% for the six months ended June 30, 1997, primarily due to investments in tax-free funds.

     Net income increased by $307,000, or 19.7%, to $1.9 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. Diluted earnings per share was $0.50 and $0.42 for the six months ended June 30, 1998 and 1997, respectively.


Liquidity and Capital Resources

     The Company's operating cash requirements for the six months ended June 30, 1998 have been met principally through operating cash flows. The primary uses of cash have been for the operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $3.6 million and ($1.1) million for the six months ended June 30, 1998, and 1997, respectively. The increase in cash flows is partially the result of the timing difference in prepaid expenses relating to capitation payments in the first quarter of 1997. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $2.4 million and $6.4 million for the six months ended June 30, 1998 and 1997, respectively. The primary use in 1997 was a $5.5 million payment for Champion Dental Services, Inc. which closed December 31, 1996, but funds were paid on January 2, 1997. In addition, the first six months of 1998 and 1997 includes a net of $2.1 million and $517,000, respectively, used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $336,000 for the six months ended June 30, 1998 primarily for computer software enhancements and $413,000 for the six months ended June 30, 1997, for furniture, leasehold improvements, and computer equipment as the Company expanded its leased office space.

     As of June 30, 1998, the Company had cash and cash equivalents of $10.2 million as well as short term investments of $2.1 million and no long-term debt outstanding.

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

                         PART II.   OTHER INFORMATION
                         ----------------------------

Item 4. Submission of Matters to a Vote of Security-Holders.

          At the Annual Meeting of Shareholders of the Company, held on May 5, 1998, the following numbers of votes were cast for the matters indicated:

          1.   Election of two Class III directors of the Company.


                 Nominee                For       Withhold     Broker Non-Vote
          --------------------------------------------------------------------
          Richard M. Burdge, Sr.     3,018,582     13,800           - 0 -
          -------------------------------------------------------------------
          Christopher C. Multhauf    3,018,582     13,800           - 0 -
          -------------------------------------------------------------------

          2. Proposal to Approve the Amendment to the 1995 Long-Term Incentive Plan of the Company.


             For             Against       Abstain     Broker Non-Vote
          -------------------------------------------------------------------
          2,593,076          438,076        1,230           - 0 -
          -------------------------------------------------------------------

Item 6.   Exhibits and Reports on Forms 8-K


(a)  Exhibits:

     Exhibit No.        Description
     --------------     --------------------------------------------------
      11                Statement Regarding Computation of Earnings Per
                        Share (Included as Note 2 in Notes to Consolidated Financial
                        Statements filed herewith)

      27                Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

                        None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                              FIRST COMMONWEALTH, INC.
                                    (Registrant)


Date:  August 14, 1998        By:  /s/ Christopher C. Multhauf
                                   ----------------------------------------
                                   Christopher C. Multhauf
                                   Chairman and Chief Executive Officer



Date:  August 14, 1998        By:  /s/ David W. Mulligan
                                   ----------------------------------------
                                   David W. Mulligan
                                   President, Secretary and Chief Operating
                                   Officer



Date:  August 14, 1998        By:  /s/ Scott B. Sanders
                                   ----------------------------------------
                                   Scott B. Sanders
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.            Description
-----------            -----------

11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

27                Financial Data Schedule