Form 10-Q
period 1998-09-30
FIRST COMMONWEALTH INC
filed 1998-11-16
CIK 1001493

             _____________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

Common Stock, par value $.001 per share, outstanding as of October 31, 1998:
3,646,525 shares
             _____________________________________________________

                           First Commonwealth, Inc.
                                   Form 10-Q
                   For the quarter ended September 30, 1998

                                     INDEX

                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

                                                                       Page
                                                                       ----
Item 1. Financial Statements


        Consolidated Balance Sheets as of September 30,
        1998 and December 31, 1997....................................  3

        Consolidated Statements of Income for the three and
        nine months ended September 30, 1998 and 1997.................  5

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1998 and 1997.............................  6

        Reconciliations of Net Income to Net Cash Provided by
        Operating Activities for the nine months ended September 30,
        1998 and 1997.................................................  7

        Notes to Consolidated Financial Statements....................  8


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................  10


                         PART II.   OTHER INFORMATION
                         ----------------------------

Item 6. Exhibits and Reports on Form 8-K..............................  14

SIGNATURES............................................................  15

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

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements


First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)

ASSETS                                                       September 30, 1998    December 31, 1997
------                                                       ------------------    -----------------
                                                                    (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                              $ 5,767             $ 9,047

  Investments-Short Term                                                     527                   0

  Accounts receivable, net of allowances
  of $378 at September 30, 1998 and $334 at
  December 31, 1997                                                        3,959               3,444

  Other receivables                                                          678                 163

  Deposit under reinsurance agreement                                        661                 752

  Prepaid expenses                                                         2,134               2,289

  Deferred tax asset                                                         992                 859
                                                                         -------             -------

    Total current assets                                                  14,718              16,554
                                                                         -------             -------

 PROPERTY AND EQUIPMENT, at cost                                           4,590               4,030

  Less - Accumulated depreciation                                         (2,842)             (2,320)
                                                                         -------             -------

    Property and equipment, net                                            1,748               1,710
                                                                         -------             -------

 OTHER ASSETS:

  Restricted cash equivalents and government securities
  on deposit, at cost which approximates market                            3,705               3,264

  Deposits and other                                                          54                 104

  Long Term Investments, at cost which approximates market                 7,150                   0

  Intangible assets, net                                                  10,066              10,264
                                                                         -------             -------

    Total other assets                                                    20,975              13,632
                                                                         -------             -------

    TOTAL ASSETS                                                         $37,441             $31,896
                                                                         =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued

--------------------------------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY            September 30, 1998       December 31, 1997
                                                -----------------        -----------------
                                                       (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                                  $   217                  $   88

 Accounts payable - dental service providers                   943                     395

 Claims liability                                            1,709                   1,604

 Accrued payroll and related costs                           1,037                     485

 Other accrued expenses                                        880                     356

 Deferred subscriber revenue                                 4,937                   4,445

 Payable under reinsurance agreement                           779                     752

 Income taxes payable                                          257                     200

 Other current liabilities                                       0                       0
                                                           -------                  ------

   Total current liabilities                                10,759                   8,325

DEFERRED TAX LIABILITY - long-term                             437                     248
                                                           -------                  ------

   Total liabilities                                        11,196                   8,573
                                                           -------                  ------

STOCKHOLDERS' EQUITY:

 Preferred stock ($.001 par value; 1,000,000
   shares authorized, none issued)                               0                       0

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,647,260 shares at September 30, 1998
   and 3,636,951 shares at December 31, 1997 issued
   and outstanding)                                              4                       4

 Capital in excess of par value                             13,293                  13,252

 Less 735 shares of common stock at September 30, 1998
   and 495 shares of common stock at December 31,
   1997 held in treasury, at cost                              (16)                    (14)

 Retained earnings                                          12,964                  10,081
                                                           -------                 -------

   Total stockholders' equity                               26,245                  23,323
                                                           -------                 -------

   Total liabilities and stockholders' equity              $37,441                 $31,896
                                                           =======                 =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)(Unaudited)


                                          For the three months ended:        For the nine months ended:
                                        -------------------------------   -------------------------------
                                        Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997
                                        --------------   --------------   --------------   --------------
SUBSCRIBER REVENUE

  Managed Care                                 $12,037          $10,978          $35,636          $32,284
  Indemnity/PPO                                  3,829            3,310           11,254            8,893
  Fee Income                                       279              231              831              661
                                               -------          -------          -------          -------
     Total Subscriber Revenue                   16,145           14,519           47,721           41,838
                                               -------          -------          -------          -------


BENEFIT COVERAGE EXPENSES

  Managed Care                                   7,494            6,989           22,278           20,363
  Indemnity/PPO                                  3,264            2,957            9,600            7,468
  Fee Income                                        --               --               --               --
                                               -------          -------          -------          -------

     Total Benefit Coverage Expenses            10,758            9,946           31,878           27,831
                                               -------          -------          -------          -------

GROSS MARGIN

  Managed Care                                   4,543            3,989           13,358           11,921
  Indemnity/PPO                                    565              353            1,654            1,425
  Fee Income                                       279              231              831              661
                                               -------          -------          -------          -------

     Total Gross Margin                          5,387            4,573           15,843           14,007

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                           3,866            3,201           11,512           10,210
                                               -------          -------          -------          -------

  Operating income                               1,521            1,372            4,331            3,797

INTEREST INCOME, net                               188              121              516              339
                                               -------          -------          -------          -------

  Income before income taxes                     1,709            1,493            4,847            4,136

PROVISION FOR INCOME TAXES                         691              611            1,963            1,696
                                               -------          -------          -------          -------

NET INCOME                                     $ 1,018          $   882          $ 2,884          $ 2,440
                                               =======          =======          =======          =======

BASIC EARNINGS PER SHARE                         $0.28            $0.24            $0.79            $0.68

DILUTED EARNINGS PER SHARE                       $0.27            $0.24            $0.77            $0.65

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)



                                                                     For the nine months ended:
                                                              -----------------------------------------
                                                              September 30, 1998     September 30, 1997
                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Cash received from subscribers                                     $ 48,175               $ 41,002
     Cash paid to providers of care                                      (20,996)               (19,631)
     Cash paid to employees, brokers and suppliers                       (10,921)               (12,092)
     Claims paid                                                          (9,590)                (7,565)
     Interest paid                                                             0                      0
     Interest received                                                       397                    293
     Income taxes paid                                                    (1,859)                (1,662)
     Cash transferred from (to) restricted funds                            (286)                   278
                                                                        --------               --------

        Net cash provided by operating activities                          4,920                    623
                                                                        --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                                (560)                  (579)
     Purchase of short-term investments                                     (527)                  (517)
     Proceeds from short-term investments                                      0                    517
     Purchase of long-term investments                                    (7,150)                     0
     Acquisition cost                                                          0                 (5,500)
                                                                        --------               --------

        Net cash used in investing activities                             (8,239)                (6,119)
                                                                        --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                                 41                     15
     Principal payments on capital leases                                      0                      0
     Purchase of treasury stock                                               (3)                    (1)
                                                                        --------               --------

        Net cash used in financing activities                                 38                     14
                                                                        --------               --------

        Net change in cash and cash equivalents                           (3,280)                (5,481)

CASH AND CASH EQUIVALENTS,
     beginning of period                                                   9,047                 15,817
                                                                        --------               --------

CASH AND CASH EQUIVALENTS,
     end of period                                                      $  5,767               $ 10,336
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

                                                             For the nine months ended:
                                                       --------------------------------------
                                                       September 30, 1998  September 30, 1997
                                                       ------------------  ------------------

Net income                                                   $2,884             $ 2,440

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                               721                 633

    (Increase) decrease in assets:

        Accounts receivable, net                               (515)               (478)

        Other receivables                                      (515)               (153)

        Deposit under reinsurance agreement                      91                 356

        Prepaid expenses                                        155              (1,578)

        Deferred tax asset                                     (133)                134

        Prepaid income taxes                                      0                (159)

        Restricted cash equivalents and
          government securities                                (441)                272

        Deposits and other                                       50                  12

    Increase (decrease) in current liabilities:

        Accounts payable - trade                                129                (269)

        Accounts payable - dental service providers             548                (139)

        Claims liability                                        105                (196)

        Accrued payroll and related costs                       552                (196)

        Other accrued expenses                                  524                (251)

        Deferred subscriber revenue                             492                 524

        Payable under reinsurance agreement                      27                (288)

        Income taxes payable                                     57                (101)

    Increase in long-term liabilities:

        Long-term deferred tax liability                        189                  61
                                                             ------             -------

    Net cash provided by operating activities                $4,920             $   623
                                                             ======             =======

The accompanying notes are an integral part of these financial statements.

                           FIRST COMMONWEALTH, INC.

                  Notes to Consolidated Financial Statements
                              September 30, 1998


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

     The following table reconciles the numerators (Net Income) and denominators (Shares) of the basic and diluted earnings per share computations.

                           Three Months Ended         Three Months Ended
                           September 30, 1998   EPS   September 30, 1997   EPS
                           ------------------         ------------------
Net Income                      $1,018,000                $  882,000
                                ==========                ==========
Basic Shares/EPS                 3,645,476     $0.28       3,617,456      $0.24
                                               =====                      =====
Effect of dilutive
  common stock options              88,996                   114,771
                                ----------                ----------
Diluted Shares/EPS               3,734,472     $0.27       3,732,227      $0.24
                                ==========     =====      ==========      =====

                          Nine Months Ended           Nine Months Ended
                          September 30, 1998   EPS    September 30, 1997    EPS
                          ------------------          ------------------
Net Income                    $2,884,000                  $2,440,000
                              ==========                  ==========
Basic Shares/EPS               3,641,709      $0.79        3,613,414      $0.68
                                              =====                       =====
Effect of dilutive
  common stock options            98,237                     114,272
                              ----------                  ----------
Diluted Shares/EPS             3,739,946      $0.77        3,727,686      $0.65
                              ==========      =====       ==========      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Total subscriber revenue increased by $1.6 million, or 11.0%, to $16.1 million in the three months ended September 30, 1998 from $14.5 million in the three months ended September 30, 1997. This increase is attributable to increased enrollment in the Company's managed care plans as well as the price increases that took effect on the managed care and indemnity/PPO plans effective January 1, 1998. Managed care revenue increased by $1.0 million, or 9.1%, to $12.0 million in the three months ended September 30, 1998 from $11.0 million in the same period in 1997, primarily due to an increase in new members and price increases. Indemnity/PPO revenue increased $519,000 to $3.8 million in 1998 from $3.3 million in 1997, primarily as a result of adding new indemnity/PPO plan members. The Company expects that subscriber revenue will continue to increase at a slower rate than in previous years throughout the fourth quarter and into 1999.

     Total gross margin increased by $814,000 or 17.7% to $5.4 million in the three months ended September 30, 1998 from $4.6 million in the three months ended September 30, 1997. Total gross margin as a percentage of revenue was 33.4% in 1998 as compared to 31.5% in 1997. This percentage increase was the result of an improvement in both the managed care and indemnity/PPO gross margin percentages. Managed care gross margin as a percentage of managed care revenue was 37.7% in 1998 as compared to 36.3% in 1997. The Company expects the managed care gross margin percentage to continue to exceed the 1997 gross margin percentage throughout the balance of 1998 and into 1999, as a result of the rollout of the new plan designs which were implemented on January 1, 1998. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 14.8% in 1998 from 10.7% in 1997. This change is mainly the result of an increase in pricing under the Company's indemnity/PPO contracts. The Company expects the indemnity/PPO gross margin percentage to remain fairly consistant with the current level throughout the balance of 1998 and into 1999. In addition, overall gross margin percentages will vary if the mix of the Company's indemnity/PPO and managed care business changes from current levels.

     SG&A expenses increased by $665,000, or 20.8% to $3.9 million for the three months ended September 30, 1998 from $3.2 million for the three months ended September 30, 1997. As a percentage of revenue, SG&A expenses increased to 23.9% for 1998 from 22.0% for 1997. The increase is due to reduced spending in 1997 that was necessary to offset the reduction in indemnity/PPO gross margin. The Company does not expect the level of SG&A expenses to decrease as a percentage of revenue in 1999.

     Operating income increased by $149,000, or 10.9%, to $1.5 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997. As a percentage of revenue, operating income was 9.4% in 1998 and 1997. The Company expects that operating income will increase at a slower rate than in previous years throughout 1999.

     Interest income increased by $67,000 to $188,000 for the three months ended September 30, 1998 from $121,000 for the three months ended September 30, 1997 primarily as a result of improved cash flow from operations.

     The effective tax rate for the three months ended September 30, 1998 decreased to 40.4% from 40.9% for the three months ended September 30, 1997, primarily due to investments in tax-free funds.

      Net income increased by $136,000, or 15.4%, to $1.0 million for the three months ended September 30, 1998 from $882,000 for the three months ended September 30, 1997. Diluted earnings per share was $0.27 and $0.24 for the three months ended September 30, 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Total subscriber revenue increased by $5.9 million, or 14.1%, to $47.7 million in the nine months ended September 30, 1998 from $41.8 million in the nine months ended September 30, 1997. This increase is attributable to increased enrollment in the Company's managed care plans as well as the price increases that took effect on the managed care and indemnity/PPO plans effective January 1, 1998. Managed care revenue increased by $3.3 million, or 10.4% to $35.6 million in the nine months ended September 30, 1998 from $32.3 million in the same period in 1997, primarily due to an increase in new members and price increases. Indemnity/PPO revenue increased $2.4 million or 26.5%, to $11.3 million in 1998 from $8.9 million in 1997, primarily as a result of adding new indemnity/PPO plan members and price increases. The Company expects that subscriber revenue will continue to increase at a slower rate than in previous years throughout the fourth quarter and into 1999.

     Total gross margin increased by $1.8 million, or 13.1%, to $15.8 million in the nine months ended September 30, 1998 from $14.0 million in the nine months ended September 30, 1997. Total gross margin as a percentage of revenue was 33.2% in 1998 as compared to 33.5% in 1997. This percentage decline was primarily the result of a decrease in the indemnity/PPO gross margin. In addition, the overall indemnity/PPO business increased as a percentage of total revenue, but carries a lower gross margin percentage than the managed care business. Managed care gross margin as a percentage of managed care revenue was 37.5% in 1998 as compared to 36.9% in 1997. The Company expects the managed care gross margin percentage to continue to exceed the 1997 gross margin percentage throughout the balance of 1998 and into 1999, as a result of the rollout of the new plan designs which were implemented on January 1, 1998. The indemnity/PPO gross margin as a percentage of indemnity/PPO revenue decreased to 14.7% in 1998 from 16.0% in 1997. This change is the result of an increase in dental benefit expenses primarily under the Company's indemnity/PPO contracts. The Company expects the indemnity/PPO gross margin percentage to remain fairly consistant with the current level throughout the balance of 1998 and into 1999. In addition, overall gross margin percentages will vary if the mix of the Company's indemnity/PPO and managed care business changes from current levels.

     SG&A expenses increased by $1.3 million, or 12.8%, to $11.5 million for the nine months ended September 30, 1998 from $10.2 million for the nine months ended September 30, 1997. As a percentage of revenue, SG&A expenses dropped to 24.1% for 1998 from 24.4% for 1997. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses as well as higher revenues relative to the SG&A expenses associated with the indemnity/PPO plans. The Company does not expect the level of SG&A expenses to decrease as a percentage of revenue in 1999.

     Operating income increased by $534,000, or 14.1%, to $4.3 million for the nine months ended September 30, 1998 from $3.8 million for the nine months ended September 30, 1997. As a percentage of revenue, operating income remained stable at 9.1% in 1998 and 1997. The lower gross margin percentage was offset by the lower SG&A as a percentage of revenue. The Company expects that operating income will increase at a slower rate than in previous years throughout 1999.

     Interest income increased by $177,000 to $516,000 for the nine months ended September 30, 1998 from $339,000 for the nine months ended September 30, 1997 primarily as a result of improved cash flow from operations.

     The effective tax rate for the nine months ended September 30, 1998 decreased to 40.5% from 41.0% for the nine months ended September 30, 1997, primarily due to investments in tax-free funds.

     Net income increased by $444,000, or 18.2%, to $2.9 million for the nine months ended September 30, 1998 from $2.4 million for the nine months ended September 30, 1997. Diluted earnings per share was $0.77 and $0.65 for the nine months ended September 30, 1998 and 1997, respectively.

Year 2000 Disclosure

Many existing computer systems and applications abbreviate dates using only two digits ("98") rather than four digits ("1998"). If not corrected, this shortcut may cause problems when the century date "2000" occurs. On that date, some computer operating systems and applications and embedded technology may recognize the date as January 1, 1900 instead of January 1, 2000. If the Company fails to correct any critical Year 2000 processing problems prior to January 1, 2000, the affected systems may either cease to function or produce erroneous data, which could have material adverse operational and financial consequences. Currently, the Company believes that the major risks associated with the inability of systems and software to process Year 2000 data correctly include a disruption in the operation of its core enterprise systems, telephony systems, accounting and financial systems, and desktop and support systems. A failure of such systems could materially and adversely affect the Company's results of operations, financial position and cash flows.

Throughout 1998 the Company has been actively working on its plan to address year 2000 compliance. The plan consists of three phases. Phase 1 involves an assessment of the Company's internal systems. Phase 1 is completed. The Company has found as a result of the assessment process that its core enterprise systems have always contained the ability to store and process the full four-digit year. Although this capability exists, several functional points of the system have not fully utilized the capability. Phase 2, scheduled for completion by July 1999, is the development and execution of specific action plans to resolve known potential year 2000 issues. Phase 3, scheduled for the second and third quarters of 1999, is the final testing of each major area determined as critical to ongoing business operations.

Phase 1 includes the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. The internal systems assessment process of Phase 1 categorized internal systems into 4 functional areas: (1) Core Enterprise System, (2) Telephony Systems, (3) Accounting and Financial Systems, and (4) Desktop and Support Systems. The Core Enterprise System includes computer systems that support key business functions such as billing, finance, customer service, and network provider payments. Within each of these areas it has been determined that the main suppliers of the systems utilized by the Company are able to provide year 2000 compliant releases. The acquisition of the available releases will be accomplished either through existing support arrangements or through the purchase of upgraded products. A fifth area requiring additional investigation is the assessment of the Company's major third party relationships outside of the information technology arena. This process is scheduled over the next three months.

Phase 2 will consist of the conversion or replacement of selected platforms, applications, databases and utilities. Phase 3 will include the testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities.

The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances, and through execution of the Company's compliance efforts. The Company is dependent on its vendors for compliant hardware, systems and applications and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as utilities, telecommunications operators, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. The Company's contingency plans will address mechanisms for preventing or mitigating interruption caused by such third parties.

The Company believes that it will cost approximately $250,000 to upgrade and verify all critical areas identified. This cost includes the purchase of required software and hardware as well as outside contracting services. The Company has already secured the necessary resources for the remainder of 1998 and into 1999. Of these identified costs the Company expects sixty percent to be incurred in 1998 and the remainder in 1999.

Based on the Company's current schedule for completion of Year 2000 tasks, the Company believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, management cannot provide assurance that its plans to achieve Year 2000 compliance will be successful or that the cost of its efforts will not differ materially from estimates, as each is subject to various risks and uncertainties, many of which are described above. Accordingly, the Company's goal is to develop business continuity and contingency plans in 1999 to address high-risk areas as they are identified. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives. However, if the Company, or third parties with whom it has significant business relationships, fails to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse affect on the Company's results of operations, financial position and cash flows.

The above information, which contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and the possibility of unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of third party suppliers and similar uncertainties.

Liquidity and Capital Resources

     The Company's operating cash requirements for the nine months ended September 30, 1998 have been met principally through operating cash flows. The primary uses of cash have been for the operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $4.9 million and $623,000 for the nine months ended September 30, 1998, and 1997, respectively. The increase in cash flows is partially the result of the timing difference in prepaid expenses relating to capitation payments in the first quarter of 1997. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $8.2 million and $6.1 million for the nine months ended September 30, 1998 and 1997, respectively. The primary use in 1997 was a $5.5 million payment on January 2, 1997, for Champion Dental Services, Inc. which closed December 31, 1996. The first nine months of 1998 includes $7.1 million used to purchase long term investment grade securities Capital expenditures were $568,000 for the nine months ended September 30, 1998 primarily for computer software enhancements and $579,000 for the nine months ended September 30, 1997 for furniture, leasehold improvements, and computer equipment as the Company expanded its leased office space.

     As of September 30, 1998, the Company had cash and cash equivalents of $5.8 million as well as short term investments of $2.1 million, long term investments of $7.1 million, and no long-term debt outstanding.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------

Item 6.  Exhibits and Reports on Forms 8-K

     (a)  Exhibits:

          Exhibit No.                       Description
          -----------                       -----------

              11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

              27      Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:

               None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       FIRST COMMONWEALTH, INC.
                                             (Registrant)


Date:  November 16, 1998               By:  /s/ Christopher C. Multhauf
                                            ----------------------------------
                                            Christopher C. Multhauf
                                            Chairman and Chief
                                            Executive Officer


Date:  November 16, 1998               By:  /s/ David W. Mulligan
                                            ----------------------------------
                                            David W. Mulligan
                                            President, Secretary
                                            and Chief Operating Officer


Date:  November 16, 1998               By:  /s/ Scott B. Sanders
                                            ----------------------------------
                                            Scott B. Sanders
                                            Chief Financial Officer and
                                            Treasurer (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.              Description
-----------              -----------

11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

27                Financial Data Schedule