Form 10-K
period 1998-12-31
FIRST COMMONWEALTH INC
filed 1999-03-31
CIK 1001493

                            First Commonwealth, Inc.
                                   Form 10-K
                      For the year ended December 31, 1998

                                     INDEX

ITEM No.                                                                  Page
--------                                                                  ----
PART I
    1    Business.........................................................  2

    2    Properties....................................................... 19

    3    Legal Proceedings................................................ 19

    4    Submission of Matters to a Vote of Security Holders.............. 19

PART II
    5    Market for the Registrant's Common Equity and Related
         Shareholder Matters.............................................. 20

    6    Selected Financial Data.......................................... 21

    7    Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 23

    7A   Quantitative and Qualitative Disclosures About Market Risk....... 29

    8    Financial Statements and Supplementary Data...................... 30

    9    Accounting and Financial Disclosure.............................. 51

PART III
    10   Directors and Executive Officers of the Registrant............... 51

    11   Executive Compensation........................................... 51

    12   Security Ownership of Certain Beneficial Owners
         and Management................................................... 51

    13   Certain Relationships and Related Transactions................... 51

PART IV
    14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 52

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Certain statements included or incorporated by reference in this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, increased competition in the markets in which the Company operates; changes in regulation affecting the Company; changes in the utilization of services; changes in arrangements relating to payments to providers; the level of the Company's Indemnity/PPO enrollment and the related Indemnity/PPO risk of Indemnity/PPO plans; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the possible need for, and ability to obtain if needed, financing on acceptable terms to finance the Company's growth strategy; the ability of the Company to operate within the limitations imposed by any such financing arrangements; and other factors referenced or incorporated by reference in this Form 10-K.

                                     PART I

Item 1.  Business

         First Commonwealth, Inc. is a leading provider of managed dental benefits in the upper Midwest, including the metropolitan areas of Chicago, Milwaukee, Detroit, Indianapolis and St. Louis. As of December 31, 1998, the Company provided managed care and indemnity/PPO products to approximately 644,900 employees and dependents ("members") through more than 4,000 employer groups ("groups"). The Company markets a broad range of innovative dental benefit plans which are designed to meet the needs of large, medium and smaller-sized groups. The managed care and PPO plans offer dental benefits primarily through the Company's managed care and PPO network of approximately 2,425 general dentists and specialists ("providers"). The Company distributes its products through a network of over 1,400 independent insurance brokers which target medium and smaller-sized groups, and a direct sales unit which targets larger groups. Significant client groups served by the Company include Advocate Health Care, City of Milwaukee First Chicago/NBD and Inland Steel Industries, Inc. ("Inland").

         The Company's managed care plans are provided on a stand-alone basis ("managed care products") and also in conjunction with the Company's indemnity and indemnity/PPO plans (collectively "indemnity/PPO plans") which provide benefits outside the Company's managed care network (the combined managed care/indemnity/PPO plans are referred to as "Managed ChoiceSM products"). The Company has integrated its PPO network with the indemnity plan component of its Managed ChoiceSM product to offer a point-of-service option to members, called "'Managed ChoiceSM Triple Option." The Company also provides a "network rental" product primarily to large Taft-Hartley funds and medical HMOs. Under the terms of this product offering, the Company provides access to the network of reduced fee arrangements with providers, but does not handle the claims administration. The Company charges an access fee for these arrangements. The Company also receives fee income for administrative services only ("ASO") arrangements whereby the Company pays claims for self funded employers but does not assume the underwriting risk of these claims.

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

         As of January 1, 1997, the Company had increased the available market population for the markets it serves from the Chicago metropolitan area, which is the country's third most populous metropolitan market, with a population of approximately 8.3 million, to include the metropolitan areas of Milwaukee, Detroit, Indianapolis and St. Louis, as well as Chicago, which have a combined population of approximately 18.4 million. The Company's revenues increased from $22.1 million in 1994 to $64.2 million in 1998. Over the same period, the Company's operating income grew from $2.3 million to $5.9 million. For the year ended December 31, 1998, the Company's revenues increased 13% to $64.2 million from $56.6 million in the prior year period and operating income increased 16% to $5.9 million from $5.1 million. From December 31, 1994 to December 31, 1998, the number of fully insured members covered by the Company's managed care and indemnity/PPO products increased from 227,300 to 557,800.

         Several key operating strategies, including the Company's regional focus, have contributed to the Company's growth. First, the Company has built the largest prepaid managed dental care provider network in the Chicago metropolitan area and maintains the quality of this network through credentialing, ongoing peer review and Company-sponsored continuing education seminars. Second, the Company has developed a wide range of innovative dental benefit products that it believes have contributed to its success in attracting and retaining large groups. For example, the Company's Managed ChoiceSM products provide it with the capability to completely replace a group's existing indemnity plan with the Company's combined managed care and indemnity/PPO plan. Furthermore, the Company's national account administration program provides its Chicago-based employers with managed care plan options outside the Company's managed care network service area through its relationships with independent provider networks. Third, the Company has built an efficient business development process that combines an extensive proprietary database with targeted direct mail and telemarketing to contact employers, independent insurance brokers and providers. Utilizing this process, the Company markets its products directly to large employers, distributes its products through brokers to medium and smaller-sized employers and continuously recruits new providers into its managed care network. Fourth, the Company has expanded its geographic service area and is implementing its operating strategy in other major metropolitan areas in contiguous states. This is intended to enable the Company to continue to achieve administrative operating efficiencies as it expands.

         The Company believes there are significant opportunities for the continued growth of its business both in the Chicago metropolitan area and through the expansion of its geographic service area. First, the Company intends to continue to seek to increase sales from medium and smaller-sized groups by increasing its sales staff, telemarketing and direct mail efforts towards brokers which sell to these market segments. The Company believes that these market segments are currently under-penetrated for managed care products. Second, the Company intends to continue to develop innovative products in response to group needs. With the introduction of its Managed ChoiceSM products in 1992 and its introduction of Managed ChoiceSM Triple Option and PPO network rental option products in 1996, the Company believes that it is well positioned to continue to expand its presence among large employers and to increase its sales to medium and smaller-sized employers. Third, the Company has expanded its managed care provider network in the markets it serves to service existing groups, and it intends to increase its marketing efforts in these areas and continue to expand to contiguous or proximate areas. Fourth, the Company is committed to building and maintaining large, quality provider networks in any major markets it serves. Fifth, the Company intends to continue to focus on achieving administrative operating efficiencies through increased use of voice and data technologies and by emphasizing efficient provider arrangements.

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

         Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 147 million persons, representing approximately 55% of the total United States population, were covered by some form of dental benefit coverage at the end of 1997. Historically, a substantial majority of dental coverage has been through traditional indemnity plans. In recent years, however, managed dental HMO care has achieved increasing market acceptance. National managed dental HMO enrollment has grown at an annual rate of approximately 13% between 1994 and 1997, from approximately 18.3 million covered lives in 1994 to approximately 26.5 million in 1997. The estimated rate of growth in dental HMOs for 1998 was approximately 9% in terms of enrollment. This compares to over 50 million Americans who were enrolled in medical HMOs in 1994 according to the Group Health Association of America. The Company believes the relatively high growth rate for managed dental care plans is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to indemnity plans; (iii) the cost effectiveness to employers of managed dental care plans as an employee benefit; and (iv) the growing acceptance of prepaid dental plans by dentists, resulting in improved accessibility and convenience for members. Members of managed dental HMO benefit plans represent approximately 19% of the population with dental care coverage and approximately 9% of the total U.S. population. The Company believes that there will continue to be significant growth opportunities in the managed dental benefits industry.

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

         The managed dental care industry as a whole is currently fragmented and characterized by the participation of several large, national insurance companies and many smaller independent plan sponsors. As of December 31, 1997, the NADP estimated that there were over 140 managed dental companies in the United States, with no dominant market leader.

         According to the American Dental Association ("ADA"), the number of practicing dentists in the United States per 100,000 population increased from 53 in 1980 to 60 in 1991. Recently, however, the supply of new dentists has slowed due to the closing of some dental schools and smaller graduating classes. In addition, the dental marketplace is highly fragmented with approximately 90% of all dentists working in a one or two-dentist office, according to the ADA. Also, according to a survey of dental practices published by the ADA in 1996, the median of staff and other costs that are part of total overhead expenses was approximately 60-65% of the gross revenues of solo and group dental practices. The increase in the number of dentists as a proportion of the population, the fragmented dental marketplace, the high proportion of overhead costs for dentists and an improved level of overall dental health has created a competitive environment among dentists, particularly in metropolitan areas. The Company believes that these factors have contributed to the willingness of qualified dentists to participate in managed care and PPO networks as dentists seek to increase practice revenues.

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

         The Chicago area is the country's third most populous metropolitan market with a population of approximately 7.5 million. In addition, northwest Indiana has a population of approximately 750,000 and the other areas of Illinois into which the Company has expanded have an aggregate population of approximately 1.9 million. According to the NADP, Illinois is the fourth largest state in terms of enrollment in managed dental care plans and had approximately 1.4 million persons enrolled in managed dental care plans in 1997 which represented 11.5% of the state's population. As of December 31, 1994, virtually all of the Company's 216,000 managed care members were located in Illinois. Approximately 321,100 of the Company's 482,200 managed care members were located in

Illinois and northwest Indiana as of December 31, 1998. The Company believes that Illinois, and particularly the Chicago metropolitan area, offers significant opportunities for continued growth in sales of managed dental care products, especially to medium and smaller-sized employers who have historically been less likely to offer managed dental coverage.

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

         The metropolitan markets of Milwaukee, St. Louis, Detroit and Indianapolis have a combined population of approximately 10.1 million. According to the NADP, the combined states from these metropolitan areas had approximately
1.4 million people enrolled in dental HMO plans in 1997. Approximately 161,100 of the Company's 482,200 managed care members were primarily located in the greater metropolitan area of the cities listed above. The Company believes that these expansion markets continue to offer opportunities for continued growth in sales of managed dental care and indemnity/PPO products. The Company presently has limited marketing activity in Indianapolis and does not expect to generate significant enrollment growth from this market in 1999.

         Since the Company's operations are located primarily in the Chicago, Milwaukee, St. Louis, Detroit, and Indianapolis metropolitan areas, its operations may be more adversely affected by localized economic, regulatory or competitive conditions than more geographically diverse companies.

         The Company also markets its products to employers based in its service areas who have employees outside the Company's managed care network service area ("out-of-area employees"). If an employer wishes to offer a managed care product to its out-of-area employees, the Company has arrangements to provide this option through its relationships with independent provider networks in over 40 states. The Company collects the revenue for these plans, retains a small processing fee, and remits the premium to the out-of-area independent dental plan carrier. Consequently, this product provides negligible gross margin to the Company. The Company markets this product to employers based in its service areas in order to compete with national dental plans. As of December 31, 1998, approximately 7,900 members were enrolled with other dental care plans through such arrangements. The Company also provides its Managed ChoiceSM product to employers who have some out-of-area employees, which permits such employees to select the local managed dental care plan or indemnity coverage through the Company.

Growth Strategy

         The Company plans to further expand its business through the following strategies:

         Emphasize Medium and Smaller-sized Employers. The Company believes that employers with 10-499 employees continue to represent an attractive market segment for managed care products in all markets. The Company intends to continue to build upon its current market position in Chicago, as well as in the other regional markets, and increase its sales staff and telemarketing efforts towards brokers which sell to medium and smaller-sized employers.

         Continue to Expand Product Line. The Company believes that it must continue to offer its clients and prospective clients a range of new products that vary in cost, coverage and network access to remain competitive. The Company believes it can expand the marketing of its Managed ChoiceSM Triple Option product by expanding its PPO provider network, reducing benefits for non-network utilization, and reducing the overall cost of the product to reflect the lower non-network benefit levels. Managed care products that vary in cost relative to the size of the managed care network also represent areas of growth for the Company.

         Pursue Acquisition/Market Expansion Opportunities. Management believes there are significant opportunities to expand the Company's operations into new markets either through acquisitions or de novo start-ups. The Company has an extremely strong balance sheet with substantial leverage capacity to support attractive acquisition opportunities as well as the management experience in successfully integrating the operations into the Company's business model. The Company believes that there are several attractive markets for expansion that can successfully be developed on a start-up basis if acquisition opportunities are not available.

         Increase Size of Quality Provider Network. A key factor in the past success of the Company has been the size, accessibility and quality of the Company's managed dental care provider network. The Company plans to increase its provider recruitment staff to add new, quality providers to its dental HMO and PPO networks. The Company believes a large, accessible network of quality providers is an important component in attracting new enrollment into its managed care and PPO products, both in existing markets and in any new markets developed by the Company.

         Achieve Additional Cost Efficiencies. The Company believes that its strategy of focusing operations on a regional basis provides certain SG&A cost savings. The Company continues to enhance its management information systems and plans to introduce new voice and data technologies in the areas of billing and enrollment to improve service levels and achieve additional staffing economies.

Products

         The Company offers a comprehensive range of flexible and innovative dental benefit products that are designed to offer flexibility to an employer, its eligible employees and their dependents. Each product is positioned to meet the needs of key market segments that the Company has identified. The Company primarily markets two categories of products: (i) stand-alone managed care products and (ii) managed care plans offered in combination with indemnity/PPO plans (marketed by the Company as Managed ChoiceSM products). The following table shows the enrollment growth in the Company's managed care and indemnity/PPO plans.

                                             As of December 31,
                                             ------------------
                                          1996      1997      1998
                                          ----      ----      ----
 Members
    Managed Care(1)..................     341,600   450,400   482,200
    Indemnity/PPO....................      56,200    65,300    75,600
                                         --------   -------   -------
             Total...................     397,800   515,700   557,800
                                          =======   =======   =======

----------
(1) Includes members who have selected the managed care option under the Company's Managed ChoiceSM products and excludes Champion members as of December 31, 1996.


         From 1988 to 1992, the Company primarily marketed its managed care plans on a stand-alone basis. Beginning in 1992, the Company combined its managed care plans with indemnity plans and began marketing this combination as its Managed Choice(SM) products. Since the introduction of Managed Choice(SM) products in 1992 and the addition of a PPO option in 1996, the Company has experienced significant enrollment growth in its indemnity products, particularly among large employers.

         The Company also receives fee income for providing access to its PPO network and for ASO services. As of December 31, 1998, approximately 87,100 participants were eligible to access the Company's PPO network and were covered under its ASO arrangements. See "Fee Income Products" below.

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

             COMPARISON OF FIRST COMMONWEALTH'S MANAGED CARE PLANS
                      WITH A TYPICAL DENTAL INDEMNITY PLAN

                                    First Commonwealth             Typical Dental
             Feature                Managed Care Plans            Indemnity Plan(1)
     ================================================================================
            Deductible                     None                    $50 per person
     -------------------------------------------------------------------------------------
     Annual dollar limitation              None                   $1,000 per year
           on coverage
     -------------------------------------------------------------------------------------
         Claim forms for           Not required; member      Required; member or dentist
          reimbursement         makes co-payment directly        may incur delays in
                                        to dentist            obtaining reimbursement
     -------------------------------------------------------------------------------------
             Member's            Member co-payment fixed   Member pays any excess charges
       out-of-pocket costs        in advance of service      above customary fee levels
     -------------------------------------------------------------------------------------

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

         Managed Care Plans Combined with Indemnity Plans--Managed ChoiceSM Products. The Company has combined its managed care plans with indemnity dental coverage in its Managed ChoiceSM products which offer coverage from the dental HMO network and non-network dentists. Managed ChoiceSM products enable the Company to replace an employer's existing traditional dental indemnity plan offered by a third party insurance company. Upon enrollment, members select the managed care product or the indemnity plan provided by the Company. The Company provides the out-of-network coverage on a traditional dental indemnity basis and administers the claims for the out-of-network coverage.

         In marketing its Managed ChoiceSM products, the Company consults with prospective groups to identify potential areas of cost containment for the out-of-network coverage. Because the Company controls the design of both the managed care and indemnity plans, it can encourage greater participation levels in the less expensive managed care plan. Through a combination of plan design and claims administration, the Company has helped contain the aggregate cost of its groups' indemnity dental benefit programs through its Managed ChoiceSM products.

         The Company has experienced considerable demand for its Managed ChoiceSM products since their introduction in 1992. As of December 31, 1998, Managed ChoiceSM products accounted for approximately 176,500 (approximately 32%) of the Company's approximately 557,800 members. Of the 176,500 Managed ChoiceSM enrollees, approximately 118,100 are enrolled in the Company's managed care plans and approximately 58,400 are enrolled in the Company's indemnity plans.

         Managed Care Plans Combined with Indemnity/PPO Plans--Managed ChoiceSM "Triple Option" Products. The Company has integrated a PPO network with the indemnity plan component of the Managed ChoiceSM product to offer a point-of-service option to members. Called the Managed ChoiceSM Triple Option, members have a point-of-enrollment choice between the managed care and the indemnity/ PPO plans. If a member selects the indemnity/PPO plan, the member then has a point-of-service option to choose a participating PPO dentist or a non-participating dentist. The member's out-of -pocket cost is reduced by selecting a participating managed care or dental PPO provider over a non-participating provider.

         Under the Company's Managed ChoiceSM Triple Option product, members who select the indemnity/PPO plan will have a benefit incentive to select the participating PPO dentist. The reduced fee arrangements of the PPO are expected to assist groups in containing dental costs. As of December 31, 1998, the Company's PPO network of providers had approximately 600 more dentists than its network of managed care providers. The Company is actively recruiting other dentists to participate in its PPO network and intends to add more dentists to its PPO plan to support this triple option product.

         The Company has had limited success with its Managed ChoiceSM Triple Option products since their introduction in 1996. As of December 31, 1998, Managed ChoiceSM Triple products accounted for approximately 44,300 (approximately 8%) of the Company's approximately 557,800 members. Of the 44,300 Managed ChoiceSM Triple Option enrollees, approximately 27,100 are enrolled in the Company's managed care plans and approximately 17,200 are enrolled in the Company's indemnity/PPO plans. See "Fee Income Products" below for members covered under this product on a self-insured basis.

         Fee Income Products. For self-insured employers, the Company provides claims administration under an administrative services only ("ASO") arrangement whereby the Company does not assume the underwriting risk for the indemnity claims. The Company receives an administrative fee to process the claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. Also under self-insured plans, the Company has offered the integration of the PPO network into employer sponsored plans and can receive a PPO access fee for each member who selects the indemnity/PPO self-insured plan as well as an ASO fee for providing third party administration services. Pursuant to an agreement with Inland, effective January 1, 1996, the Company is receiving PPO access fees as well as ASO fees covering approximately 24,000 Inland employees and dependents, and the Company is actively marketing combined PPO/ASO arrangements to other employers as part of its Managed Choicesm Triple Option product, as discussed above. As of December 31, 1998, the Company had approximately 37,800 members in these two categories.

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

         In 1996, the Company introduced a new product called a PPO network "rental" option. Under the terms of this new product offering, the Company provides access to its reduced fee arrangements with providers, but does not handle the third party administration services. This product capability was developed in response to the opportunity to market to large union Taft-Hartley funds, many of which handle their own claims processing. The Company has been selected by a coalition of unions representing more than 50,000 members as the endorsed PPO vendor and enrolled the first union group on January 1, 1997. Although this PPO network "rental" option generates modest fee income, it enhances the Company's purchasing power in the dental community and opens up the organized labor market as a new opportunity for the Company's other managed care products. As of December 31, 1998, the Company had approximately 49,300 members in these two categories.

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

         In addition, the Company also may negotiate other payment arrangements with managed care dentists under certain circumstances. This may involve, among other things, contributions by the Company toward costs for infection control or cost-sharing by the Company on a discounted fee-for-service basis. A significant portion of the specialists with which the Company has managed care provider contracts are compensated by the Company on such a discounted fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk of its share of the cost for services provided through such arrangements. Total payments to specialists represented approximately 14% of the Company's payments to providers in 1998.

         The Company believes that the large number of practicing dentists and the high proportion of solo practitioners make the Chicago metropolitan markets competitive for private practice dentists. It has been the Company's experience within the Chicago metropolitan marketplace that dental providers are willing to participate in its managed care network. The Company believes that providers find participation in its managed care network attractive for several reasons. The Company has established a record of delivering large volumes of new patients to participating providers. The Company regards its network providers as customers and believes that it provides higher levels of service and support than typically provided by its competitors. These factors, coupled with the fact that the Company's capitated payment arrangements provide attractive cash flow advantages to its managed care dentists, have enabled the Company to attract and retain qualified providers for its managed care network.

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

         The Company believes that its managed care network must be stable in order to offer long-term continuity of care. The Company views its providers as customers rather than vendors of care and, consequently, focuses significant resources upon assessing and addressing provider concerns and sources of dissatisfaction. The Company also provides an ongoing series of continuing education seminars, at no cost for its managed care network providers. Through these contacts, the Company proactively works to meet network dentists' expectations. In 1998, the Company's managed care provider annual retention rate was approximately 92%.

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

         The Company's policy is to permit dentists to participate in either its managed care network, its PPO network or both. Consistent with the practice of other dental PPOs, if a dentist elects to only participate in the Company's PPO network, the credentialing requirements are less extensive than those for the managed care network and currently there are no ongoing peer review requirements for PPO dentists. Presently, substantially all of the participating dentists in the Company's managed care network participate in the Company's PPO network. In addition, at December 31, 1998, the Company's PPO network had approximately 600 additional dentists that do not participate in the Company's managed care network. The Company is actively recruiting other dentists to participate in its PPO network and intends to add more dentists to its PPO network.

Customer Groups

         The following table shows a breakdown of the Company's groups by size as of December 31, 1998:

                                                                                 Subscribers(2)
                                                             Number of       ----------------------
       Size of Group by Number of Subscribers(1)               Groups        Total       % of Total
       -----------------------------------------               ------        -----       ----------
Individuals..........................................              N/A        6,600           2.6%
2-10     ............................................            2,105       10,600           4.2%
11-50    ............................................            1,661       39,100          15.5%
51-100   ............................................              380       27,000          10.7%
101-500  ............................................              340       67,400          26.8%
500+     ............................................               55      101,400          40.2%
                                                                ------     --------         ------
         Total.......................................            4,541      252,100         100.0%
                                                                ======     ========         ======

---------
(1) The number of subscribers represents the number of employees of an employer group who have enrolled in one of the Company's products but does not include dependents of such employees.

(2) Amounts do not include subscribers in the Company's ASO, ASO/PPO, PPO network access, PPO network rental programs and fully insured Medicare members.

         The Company's 10 largest groups accounted for approximately 23% of the Company's revenues for the year ended December 31, 1998 and accounted for approximately 14% of total members for such period. None of the Company's groups accounted for more than 10% of the Company's revenues in 1998.

         The Company has been successful in obtaining dental benefit business from some of the largest employers in the metropolitan areas it serves, including Advocate Health Care, First Chicago Corporation/NBD, City of Milwaukee, Milwaukee Public Schools and Washington University (St. Louis). The Company believes that the size and prominence of its largest employer groups has been instrumental in attracting and retaining other employers.

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

         The Company's direct sales force targets larger employers and groups which are more likely to contribute towards the cost of dental benefits for their employees. In marketing to large groups, the Company's sales force focuses on stand-alone managed care products as an economical alternative to traditional indemnity coverage as well as Managed ChoiceSM products. The Company pays its direct sales force through a combination of salary and bonus based upon the number of members enrolled for new groups. As part of its growth strategy, the Company intends to increase its internal sales and marketing staff to recruit and manage its network of brokers and expand telemarketing efforts.

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

         The Company periodically upgrades its hardware and software systems to
(i) enhance its capability for electronic interchange with its groups, (ii) streamline the systems' ability to support both multi-state accounts and multiple products for the same group, (iii) enhance the integration between the Company's management information systems and its corporate accounting software,
(iv) improve statistical and analytical capability with respect to various aspects of the Company's business and (v) make other technological changes to improve the efficiency of the Company's systems. The Company plans to increase the use of electronic methods for billing, enrollment and ongoing eligibility maintenance between employer groups and network dentists. The Company believes that these upgrades should help it to limit staff increases in the future and to increase the effectiveness and efficiency of its administrative operations.

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

         While the managed dental care business does not require substantial amounts of capital, the Company believes that certain factors may limit the number of new competitors that successfully enter its marketplace. These include the need for new competitors to comply with governmental licensing requirements and to establish provider and insurance broker networks in order to enter and compete in the market. The Company believes that it is well positioned to continue to compete in the Chicago, Detroit, Milwaukee and St. Louis metropolitan areas as a result of its growing network of providers and insurance brokers and the Company's service reputation and client base. While the Company believes that it has successfully established one of the leading market positions in the Chicago, Milwaukee and St. Louis metropolitan areas, there can be no assurance that the Company will be able to continue to increase or maintain its market share. Increased competition could adversely affect the Company's results of operations.

Government Regulation

         The business of the Company is subject to extensive regulation, by, as may be applicable, the insurance statutes and regulations of the states in which the Company operates with respect to the prepaid health plan, insurance, reinsurance, and related operations of the Company ("Insurance Regulation"). The Company is registered in Illinois, Indiana and in Michigan as a Third Party Administrator and in Illinois as an Insurance Firm; its subsidiary, First Commonwealth of Illinois, Inc., is registered in Illinois as a Preferred Provider Administrator; another subsidiary, First Commonwealth Limited Health Services Corporation, is licensed in Illinois as a Limited Health Service Organization and in Indiana as a Limited Service Health Maintenance Organization; another subsidiary, First Commonwealth Insurance Company, is licensed in Illinois as a domestic life, accident and health insurer with the intent to underwrite indemnity dental business and also licensed as a Limited Health Service Organization; another subsidiary, First Commonwealth Limited Health Service Corporation, is licensed in Wisconsin as a Limited Service Health Organization; another subsidiary, First Commonwealth of Missouri, Inc. (formerly Champion Dental Services, Inc.), is licensed in Missouri as a prepaid dental plan corporation; and an affiliate, First Commonwealth Health Services Corporation, is organized under Illinois law as a Voluntary Health Services Plan.

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

Company's Corporate Structure

         The Company contracts to provide dental care benefits to groups and members in Illinois through First Commonwealth Limited Health Services Corporation ("FC-Limited"), a wholly-owned subsidiary, and First Commonwealth Insurance Company ("FC-Insurance"); in Indiana through FC-Limited; in Wisconsin through First Commonwealth Limited Health Service Corporation ("FC-Wisconsin"), a wholly-owned subsidiary; in Missouri through First Commonwealth of Missouri, Inc. ("FC-Missouri), a wholly-owned subsidiary; and in Michigan through a fronting arrangement described below. The Company provides administrative and marketing services for FC-Limited, FC-Wisconsin, and FC-Missouri. Another wholly-owned subsidiary, First Commonwealth of Illinois, Inc. ("FC-Illinois"), contracts with dentists and dental care specialists to provide dental care services to groups and to members for whom FC-Limited, FC-Wisconsin, and FC-Missouri provides dental benefits. Smileage, a wholly-owned subsidiary, is a Wisconsin based dental HMO administrator.

         As the Company has increased its indemnity business, it has entered into a reinsurance agreement with North American Insurance Company ("North American"), an Illinois licensed reinsurer, covering a portion of its indemnity business. North American, in turn, has entered into an agreement with another third party insurer, Capitol Indemnity ("Capitol"). Capitol has entered into an agreement with another subsidiary of the Company, First Commonwealth Reinsurance Company ("FC-RE"), whereby North American transfers most of this reinsured risk from FC-Limited to Capitol and onto FC-RE. The Company currently retains virtually all of the underwriting risk of its indemnity plans. FC-RE engages in no reinsurance activity that is not related to the Company's indemnity products. In 1998, FC-Limited entered into an assumptive reinsurance transaction with FC-Insurance to reinsurance over all of this business rather than reinsure this business through North American and Capitol.

         In addition, in 1997, the Company, acting as agent for North American and according to a fronting arrangement, began selling managed care and indemnity dental insurance policies in the state of Michigan. According to the reinsurance agreement above, North American ceded all policies in Michigan to Capitol who ceded these policies to FC-RE. Effective July 1998, Capitol replaced North American in this fronting arrangement.

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

         The Company seeks to enter into capitation arrangements whenever possible as its primary means of managed care dentist compensation. In addition to capitation arrangements, the Company also may negotiate other payment arrangements with dentists and specialists. Such arrangements may involve, among other things, contributions by the Company toward costs for infection control or discounted fee-for-service pricing arrangements. Certain specialists with which the Company has provider contracts are compensated by the Company on such a discounted fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk of its share of the cost for services provided by such specialists. If the number of managed care providers covered under other compensation requirements materially increase, or the cost of such arrangements becomes significantly higher than projected, including utilization of specialty care benefits, the Company's profitability could be materially and adversely affected. Total payments to specialists represented approximately 14% of the Company's payments to managed care providers in 1998.

         In addition, an increasing portion of the Company's business is the sale of indemnity/PPO plans as part of its Managed ChoiceSM product. The Company retains virtually all of the underwriting risk of its indemnity/PPO products. Although dental indemnity/PPO plans have limitations on coverage (including limits on procedures covered, amounts covered per procedure and annual and lifetime benefits), due to variability in both the utilization of services and the cost per service under an indemnity/PPO plan, increased indemnity/PPO enrollment increases the underwriting risk undertaken by the Company. The dental benefit costs associated with the Company's Managed ChoiceSM products include an estimate of dental expenses incurred by its members outside of the Company's provided network, but which have not yet been reported to the Company. If the utilization or cost per service incurred outside of the Company's network were to be greater than estimated, the Company's business, operating results or financial condition could be materially and adversely affected. The Company has not experienced any significant adverse variations between such estimated and actual expenses, but there can be no assurance that such variations will not occur in the future.

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

Employees

         The Company had approximately 153 employees as of December 31, 1998. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


Officers and Directors of the Registrant

Officers
--------
Christopher C. Multhauf             Chairman and Chief Executive Officer
David W. Mulligan                   President and Chief Operating Officer,
                                        Secretary
Gregory D. Stobbe                   Senior Vice President, Operations
Mark R. Lundberg                    Vice President, Sales
Scott B. Sanders                    Chief Financial Officer and Treasurer,
                                        Assistant Secretary

Directors
---------
Christopher C. Multhauf             Chairman and Chief Executive Officer
David W. Mulligan                   President and Chief Operating Officer,
                                        Secretary
Richard M. Burdge, Sr.              Executive Vice President-Retired,
                                        CIGNA Corporation
William J. McBride                  Chairman, Novaeon, Inc.; President-Retired,
                                        Value Health, Inc., a managed
                                        healthcare company
Jackson W. Smart, Jr.               Chairman and Chief Executive
                                        Officer-Retired, MSP Communications,
                                        Inc., a radio broadcasting company

Item 2.  Properties

         The Company does not own any real estate; it leases approximately 24,000 feet of office space in Chicago. The lease has a term expiring in 2000, with an option for the Company to extend the lease through 2003. In addition, the Company leases approximately 1,700 feet of office space in Milwaukee with a term expiring in 1999; 1,700 feet of office space in St. Louis with a term expiring in 2002; and 500 feet of office space in Detroit on a month to month lease.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Stock Trading and Common Stock Prices
The Company's Common Stock trades on The Nasdaq Stock MarketSM under the symbol FCWI. At February 27, 1999, there were 175 registered shareholders and the Company believes there are at least 400 round lot shareholders of beneficial interest.

The following table sets forth the high and low closing prices by quarter for 1998, 1997 and 1996.

                                                                       Quarter
                                        --------------------------------------------------------------------
                                           First              Second             Third              Fourth
                                           -----              ------             -----              ------
Year ending December 31, 1998
     High                                 $15.375             $16.00            $16.125             $13.25
     Low                                   $9.625             $13.75            $11.375              $9.75

Year ending December 31, 1997
     High                                  $21.25             $19.50             $20.50             $15.25
     Low                                   $14.75             $11.25             $14.75             $11.25

Year ending December 31, 1996
     High                                  $27.00             $29.00             $29.00             $24.50
     Low                                   $24.00             $24.25             $20.75             $16.50

Dividend Policy
The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, limitations on dividend payments by subsidiaries of the Company under applicable state laws requiring the maintenance of specified levels of capital and surplus and such other factors as the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The selected consolidated statement of income data and balance sheet data as of, and for, the years ended December 31, 1998, 1997 and 1996 are derived from, and are qualified by reference to, the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, appearing elsewhere herein. The selected consolidated statement of income data and balance sheet data as of, and for, the years ended December 31, 1995 and 1994 are derived from audited financial statements of the Company not included herein. The selected consolidated financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's consolidated financial statements and related notes appearing elsewhere herein. The selected operating data has been derived from the accounting records of the Company and has not been audited.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                          1998        1997      1996(3)      1995       1994
                                                          ----        ----      -------      ----       ----
                                                        (in thousands, except for per share and operating data)
Consolidated Statement of Income Data:
Subscriber revenue..........................             $ 64,170    $ 56,594   $ 44,099   $  33,315  $  22,077
Benefit coverage expenses...................               42,731      37,932     27,873      20,286     12,321
                                                       ----------  ---------- ----------  ---------- ----------
Gross margin................................               21,439      18,662     16,226      13,029      9,756
Selling, general and administrative expense                15,496      13,550     12,273       9,883      7,458
                                                       ----------  ---------- ----------  ---------- ----------
Operating income............................                5,943       5,112      3,953       3,146      2,298
Interest income, net........................                  693         495       642          194         59
                                                       ----------  ---------- ----------  ---------- ----------
Income before income taxes..................                6,636       5,607      4,595       3,340      2,357
Provision for income taxes..................                2,645       2,284      1,864       1,336      1,009
                                                       ----------  ---------- ----------  ---------- ----------
Net income..................................             $  3,991    $  3,323   $  2,731   $   2,004  $   1,348
                                                       ==========  ========== ==========  ========== ==========

Basic earnings per share (1)................             $   1.10    $   0.92   $   0.79   $    0.69  $    0.48
                                                       ==========  ========== ==========  ========== ==========

Diluted earnings per share (1)..............             $   1.07    $   0.89   $   0.76   $    0.67  $    0.47
                                                       ==========  ========== ==========  ========== ==========

Selected Operating Data:
Members at end of period:
  Managed Care..............................              482,200     450,400    341,600     265,800    215,700
  Indemnity/PPO.............................               75,600      65,300     56,200      36,700     11,600
  Fee Income (2)............................               87,100      76,600     34,000       6,100         NC
                                                       ----------  ---------- ----------  ---------- ----------
    Total Members...........................              644,900     592,300    397,800     308,600    227,300

Consolidated Balance Sheet Data (at end of period):
Total current assets........................             $ 20,252    $ 16,554   $ 21,023   $  16,889  $   5,716
Total assets................................               38,076      31,895     34,454      19,111      7,217
Total current liabilities...................               10,181       8,325     14,331       7,280      3,977
Total liabilities...........................               10,357       8,573     14,498       7,405      4,077
Preferred stock.............................                   --          --         --          --        892
Stockholders' equity........................               27,719      23,323     19,956      11,706      2,248

(1) Earnings per share reflects the conversion of all outstanding shares of Series B Preferred Stock upon the consummation of initial public offering in November 1995.

(2)      1994 members are not comparable.

(3) Reflects results of the acquisition of Smileage Dental Services, Inc. from July 18, 1996. Balance sheet data (but not income or operating data) as of December 31, 1996 includes amounts relating to Champion Dental Services, Inc., which was acquired as of December 31, 1996.

Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's consolidated results of operations and consolidated financial condition should be read in conjunction with the Selected Consolidated Financial and Operating Data and the Company's consolidated financial statements, including the notes thereto appearing elsewhere in this Form 10-K.

Overview

         The Company began operations in the Chicago area in 1988 and has grown to be a leading provider of managed dental benefits in the upper Midwest, including the metropolitan areas of Chicago, Milwaukee, St. Louis, Detroit and Indianapolis. As of December 31, 1998, the Company had 482,200 members in its managed care plans, 75,600 members in its fully insured indemnity/PPO plans, and 87,100 members eligible to access the Company's PPO network and covered under its administrative services only ("ASO") arrangements. In 1992, the Company began marketing indemnity plans as part of its Managed ChoiceSM products. In January 1996, the Company introduced its new PPO product (Managed ChoiceSM Triple Option), which integrates a managed component, the PPO option, into the Company's indemnity plans. The Indemnity/PPO revenue line includes revenue from both indemnity business that includes the PPO component as well as indemnity business that does not include the PPO component. The PPO component was available to less than 23% of the Company's Indemnity/PPO members as of December 31, 1998. The Company's Managed ChoiceSM products enable the Company to completely replace an employer's existing indemnity plan with the Company's combined managed care and indemnity/PPO plan.

Acquisitions
         Effective July 18, 1996, the Company completed the acquisition of Smileage Dental Services, Inc. ("Smileage"), a Wisconsin-based dental HMO administrator, which provided services to approximately 50,000 members, and an associated reinsurance transaction, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through the issuance of the Company's common stock.

         Effective December 31, 1996, the Company completed the acquisition of Champion Dental Services, Inc. ("Champion"), a Missouri-based prepaid dental plan, which provided services to approximately 60,000 members, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through proceeds from the Company's initial public offering and was paid in cash on January 2, 1997.

         Both acquisitions offer managed care products that are typically at a lower gross margin level than what the Company has experienced in the past.

Revenues
         The Company's annual revenues have increased from $44.1 million in 1996 to $64.2 million in 1998. Revenues increased to $64.2 million for 1998 from $56.6 million for 1997. Revenue growth for 1998 has been strong both in dollar and percentage terms, primarily as the result of the addition of new managed care and indemnity/PPO members. The Company expects that subscriber revenue will continue to increase at a slower rate than in previous years throughout 1999.

         The Company's product pricing varies based on the type of plan, the services provided and the member copayment (or coinsurance). In addition, pricing varies by marketplace based on employer and employee preference and competition. Pricing also may vary as a result of different pricing terms of the plans in effect at companies when acquired by the Company. As a result, per member pricing can fluctuate based on product mix, shifting marketplace preferences and acquisition timing. As contracts are renewed, the Company will seek to improve profitability on lower margin plans by increasing pricing, by offering plans with additional services at higher prices and margins, and by offering higher margin plans with fewer services at lower costs.

         The largest source of Company revenue is derived from members enrolled in managed care plans. From 1996 to 1998, the Company's revenue from its managed care products grew from $32.8 million to $47.9 million. This increase is primarily attributable to managed care enrollment growth and, to a lesser degree, a shift toward managed care products with higher benefit and premium levels, as well as the acquisition of Smileage and Champion in 1996. In 1996, 1997 and 1998, managed care revenue accounted for approximately 74%, 77%, and 75%, respectively, of total revenue.

         The second largest source of Company revenue is generated from indemnity/PPO plan premiums. From 1996 to 1998, the Company's revenue from its indemnity/PPO products grew from $10.6 million to $15.2 million. For 1998 and 1996, revenue from indemnity/PPO enrollment accounted for approximately 24% of total revenue. The Company believes that revenue from indemnity/PPO enrollment will continue to increase in the future.

         The third largest source of revenue is fee income which is generated from the Company's PPO network rental program and ASO arrangements. Under the network rental program, PPO network providers offer services according to a reduced fee schedule negotiated by the Company. The Company charges its PPO groups a monthly fee for each member eligible to access such reduced fee arrangements. The Company does not make any payments to its PPO network providers on behalf of the eligible members access such reduced fee arrangements. Under the Company's ASO arrangements, the Company provides claims payments and related services for self-insured employers' indemnity plans. Under these arrangements the Company does not assume any of the underwriting risk for the indemnity claims.

Benefit Coverage Expenses
         From 1996 to 1998, total benefit coverage expenses increased from $27.9 million to $42.7 million. Between 1996 and 1998, total benefit coverage expenses as a percentage of revenues increased from 63.2% to 66.6% of total revenue. This increase is largely the result of increases in the benefit coverage expenses of the Company's managed care products (primarily associated with the Company's acquisitions) and increases in benefit coverage expenses associated with indemnity/PPO plans.

Gross Margin
         From 1996 to 1998, gross margin increased from $16.2 million to $21.4 million. Between 1996 and 1998, gross margin as a percentage of total revenue decreased from 36.8% to 33.4% of total revenue. This change is due to a decline in the gross margin of the Company's managed care products, primarily due to the lower gross margin on the managed care products acquired in the Wisconsin and Missouri marketplaces and the decrease in the gross margin on the Company's indemnity/PPO products in 1998. During 1998, the Company successfully transitioned portions of its lower gross margin business acquired in Wisconsin and Missouri to its higher gross margin standard products. In addition, the Company transitioned substantially all of its Illinois managed care membership to its new "template plan" line of products which has improved the managed care gross margin. The Company expects the managed care gross margin to continue to improve in 1999 as a result of the full year effect of the rollout of the new template plan design as well as the price increases that went into effect during 1998. The Company also expects the indemnity/PPO gross margin percentage to remain fairly consistent with the 1998 level throughout 1999. Overall gross margin percentages will vary if the mix of the Company's indemnity/PPO and managed care business changes from current levels.

Selling, general and administrative
         Selling, general and administrative ("SG&A") expenses as a percent of revenues declined from 27.8% in 1996 to 24.2% in 1998. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses, higher revenues relative to the SG&A expenses associated with indemnity/PPO plans. This decrease in SG&A expenses as a percentage of revenue from 1996 through 1998 to a large degree offsets the decreases in the gross margin percentage during that period. The Company expects SG&A as a percent of revenue to remain relatively constant in 1999 and management expects it to decline thereafter, as the Company continues to achieve economies of scale and operating efficiencies.

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

         Phase 1 included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. The internal systems assessment process of Phase 1 categorized internal systems into 4 functional areas: (1) Core Enterprise System, (2) Telephony Systems, (3) Accounting and Financial Systems, and (4) Desktop and Support Systems. The Core Enterprise System includes computer systems that support key business functions such as billing, finance, customer service, and network provider payments. Within each of these areas it has been determined that the main suppliers of the systems utilized by the Company are able to provide year 2000 compliant releases. The acquisition of the available releases will be accomplished either through existing support arrangements or through the purchase of upgraded products. A fifth area requiring additional investigation is the assessment of the Company's major third party relationships outside of the information technology arena. This process has been completed.

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

         The Company believes that it will spend approximately $100,000 in 1999 to finish upgrading and verifying all critical areas identified. This cost includes the purchase of required software and hardware as well as outside contracting services. The Company has already secured the necessary resources for 1999.

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

         The Company's Year 2000 most reasonably likely worst case scenario may involve interruption of data processing services and telecommunications services and/or interruption of customer billing, operating and other information systems. As part of its Year 2000 initiative, the Company is evaluating these worst-case scenarios and is in the process of developing contingency and business plans tailored for Year 2000-related occurrences. The contingency and business contingency plans are expected to assess the potential for business disruption in various scenarios, and to provide key operational back-up, recovery and restorational alternatives.

         The Company's contingency plan initiatives include the following: personnel to be on call during the Year 2000 change to monitor critical systems, telecommunications and other processes and to react promptly to facilitate repairs; back-up plans in the event of failure or information or telecommunications systems or other Year 2000 disruptions; identification of alternate suppliers and implementation of plans to be in place for third-party products/services that fail to meet Year 2000 compliance commitment schedules; and data retention and recovery procedures to be in place for customer and critical business data to provide backups with on-site as well as off-site data copies. The Company anticipates having these contingency plans in place before December 31, 1999.

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

Results of Operations

         The following tables set forth certain information from the Company's consolidated statement of income for the periods indicated. In the opinion of management, these tables have been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report and fairly present the results of operations of the Company for the periods covered thereby.

                                                      Year Ended December 31,
                                                      -----------------------
                                                    1998        1997        1996
                                                    ----        ----        ----
                                                           (in thousands)
Consolidated Statement of Income Data:
Subscriber revenue
  Managed care.................................  $    47,901   $  43,509  $   32,807
  Indemnity/PPO................................       15,162      12,204      10,629
  Fee income...................................        1,107         881         663
                                                  ----------   ---------  ----------
    Total subscriber revenue...................       64,170      56,594      44,099
                                                  ----------   ---------  ----------
Benefit coverage expenses
  Managed care.................................       29,790      27,468      19,555
  Indemnity/PPO................................       12,941      10,464       8,318
  Fee income...................................           --          --          --
                                                  ----------   ---------  ----------
    Total benefit coverage expenses............       42,731      37,932      27,873
                                                  ----------   ---------  ----------
Gross margin
  Managed care.................................       18,111      16,041      13,252
  Indemnity/PPO................................        2,221       1,740       2,311
  Fee income...................................        1,107         881         663
                                                  ----------   ---------  ----------
    Total gross margin.........................   $   21,439   $  18,662  $   16,226
                                                  ==========   =========  ==========

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total subscriber revenue increased by $7.6 million, or 13.4%, to $64.2 million in 1998 from $56.6 million in 1997. The $7.6 million increase was primarily attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans, as well as price increases that went into effect during 1998. Managed care revenue increased $4.4 million over the same period, primarily due to an increase in new members and price increases. Indemnity/PPO revenue increased $3.0 million to $15.2 million in 1998 from $12.2 million in 1997, primarily as a result of adding new indemnity/PPO plan members and price increases.

         Total gross margin increased by $2.8 million, or 14.9%, to $21.4 million in 1998 from $18.7 million in 1997. Total gross margin as a percentage of revenue was 33.4% in 1998 as compared to 33.0% in 1997. This percentage increase was the result of improved gross margins on both the managed care and indemnity/PPO lines of business. Managed care gross margin as a percentage of revenue was 37.8% in 1998 as compared to 36.9% in 1997. The improved managed care gross margin was the result of transitioning lower gross margin business acquired in Wisconsin and Missouri to the Company's higher gross margin standard products, and transitioning the Company's Illinois membership to the new higher gross margin "template plan" line of products, as well as price increases which were implemented throughout 1998. The level of indemnity/PPO gross margin as a percentage of revenue increased to 14.6% in 1998 from 14.3% in 1997. This increase in indemnity/PPO gross margin was the result of price increases which were passed on during 1998.

         SG&A expenses increased by $1.9 million, or 14.4%, to $15.5 million for 1998 from $13.6 million in 1997. As a percentage of revenue, SG&A expenses increased to 24.2% for 1998 from 23.9% for 1997. This increase is attributable primarily to staffing and salary increases that were deferred in 1997 due to the Company's cost containment efforts that year. The Company expects SG&A as a percent of revenue to remain relatively constant in 1999 and management expects it to decline thereafter, as the Company continues to achieve economies of scale and operating efficiencies. Included in the SG&A total is $265,000, for 1998 and 1997, for the amortization of goodwill associated with the acquisitions.

         Operating income increased by $830,000, or 16.2%, to $5.9 million for 1998 from $5.1 million in 1997. As a percentage of revenue, operating income was 9.3% in 1998 and 9.0% in 1997. The Company expects its operating income percentage to continue to improve as a result of its improved managed care gross margin.

         The effective tax rate for 1998 was 39.9% compared to 40.7% for 1997. The decline in effective tax rate is primarily due to the purchase of federally tax exempt municipal bonds purchased during the 1998 as well as the purchase of United States Treasury Notes and Bills which are exempt from state tax. The Company expects to continue to hold and/or purchase federally tax exempt municipal bonds throughout 1999.

         Net income increased by $668,000, or 20.1%, to $4.0 million for 1998 from $3.3 million for 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Total subscriber revenue increased by $12.5 million, or 28.3%, to $56.6 million in 1997 from $44.1 million in 1996. Of this increase, $3.3 million, or 26.4%, was attributable to the operations added through the acquisition of Missouri based Champion. The remaining $9.2 million increase was a 20.9% increase in revenues and was primarily attributable to increased enrollment in the Company's managed care and indemnity/PPO dental plans, as well as a full year effect of the Wisconsin based Smileage transaction. Managed care revenue increased $10.7 million over the same period, primarily due to an increase in new members and $3.3 million from Champion. Indemnity/PPO revenue increased $1.6 million to $12.2 million in 1997 from $10.6 million in 1996, primarily as a result of adding new indemnity/PPO plan members.

         Total gross margin increased by $2.5 million, or 15.4%, to $18.7 million in 1997 from $16.2 million in 1996. Total gross margin as a percentage of revenue was 33.0% in 1997 as compared to 36.8% in 1996. This percentage decline was the result of the lower gross margin from the Champion and Smileage acquisitions as well as from a decrease in gross margin in the Company's indemnity/PPO plans. Managed care gross margin as a percentage of revenue was 36.9% in 1997 as compared to 40.4% in 1996. This percentage decline was primarily the result of revenue acquired through the two acquisitions which had a combined gross margin percentage of 28.0% as compared with the existing managed care business which had a gross margin percentage of 40.0%. The level of indemnity/PPO gross margin as a percentage of revenue decreased to 14.3% in 1997 from 21.7% in 1996. This decline in indemnity/PPO gross margin was the result of increased expenses in the Company's indemnity/PPO plans, primarily attributable to higher utilization patterns.

         SG&A expenses increased by $1.3 million, or 10.6%, to $13.6 million for 1997 from $12.3 million in 1996. As a percentage of revenue, SG&A expenses dropped to 23.9% for 1997 from 27.8% for 1996. The change is primarily the result of economies of scale in meeting the administrative needs of increased enrollment due to the relatively fixed nature of certain SG&A expenses, higher revenues relative to the SG&A expenses associated with indemnity/PPO plans, and cost containment moves by the Company in 1997 to offset the decline in gross margin. Included in the SG&A total is $265,000 and $64,000, respectively, for 1997 and 1996, for the amortization of goodwill associated with the acquisitions.

         Operating income increased by $1.2 million, or 29.3%, to $5.1 million for 1997 from $3.9 million in 1996. As a percentage of revenue, operating income was 9.0% in 1997 and 1996.

         The effective tax rate for 1997 was 40.7% compared to 40.6% for 1996.

         Net income increased by $592,000, or 21.9%, to $3.3 million for 1997 from $2.7 million for 1996.

Liquidity and Capital Resources

         The Company's historical operating cash requirements have been met principally through operating cash flows. The primary uses of cash have been for operating activities and capital investments in the business. The acquisition of Champion was financed through proceeds from the Company's initial public offering and was paid in cash on January 2, 1997. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

         Cash flow provided by (used in) operations was $5.7 million, ($0.6) million and $3.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity/PPO claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flow from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes. In 1997, $2.0 million was transferred to restricted cash for the formation of an insurance company.

         Capital expenditures were $748,000 for 1998 and $682,000 for 1997 mainly for computer system enhancements, furniture, and leasehold improvements. Capital expenditures were $745,000 for the year ended December 31, 1996, primarily for office furniture and new computer systems.

         Cash provided by (used in) financing activities was $99,000, $43,000, and ($45,000) for the years ended December 31, 1998, 1997 and 1996, primarily from issuance of common stock in 1998 and 1997.

         As of December 31, 1998, the Company had cash and cash equivalents of $6.2 million, short-term investments of $4.8 million, long term investments of $3.1 million, restricted cash of $3.0 million, and no long term debt outstanding, except as of December 31, 1996, included in other current liabilities is a payable to the parent of Champion for the $5.5 million purchase price. In addition, the Company has a committed unsecured line of credit (the "Credit Agreement") available which expires June 30, 1999, and to date has not been executed and utilized. Upon execution of this Credit Agreement, the Company may borrow up to $5 million at the rate of LIBOR plus one-half percent. To the extent the Company makes acquisitions, a portion of the purchase price may be financed through borrowings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Company has determined that its market risk exposures, which arise primarily from exposures to fluctuations in interest rates, are not material to its future earnings, fair value and cash flows.

Item 8.  Financial Statements and Supplementary Data

                                                                          Page
Financial Statements                                                      ----

    Report of Independent Public Accountants............................   31

    Consolidated Balance Sheets as of December 31, 1998, 1997 and 1996..   32

    Consolidated Statements of Income and Comprehensive Income for
    the years ended December 31, 1998, 1997 and 1996....................   34

    Consolidated Statements of Changes in Stockholders' Equity for
    the years ended December 31, 1998, 1997 and 1996....................   35

    Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996..............................   37

    Reconciliations of Net Income to Net Cash Provided by Operating
    Activities for the years ended December 31, 1998, 1997 and 1996.....   38

    Notes to Consolidated Financial Statements..........................   39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and Board of Directors of First Commonwealth, Inc.:


We have audited the accompanying consolidated balance sheets of FIRST COMMONWEALTH, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth, Inc. and Subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Chicago, Illinois
February 10, 1999

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 1998, 1997 and 1996

ASSETS
------                                                   1998              1997              1996
                                                         ----              ----              ----
CURRENT ASSETS:
    Cash and cash equivalents                        $  6,188,672      $  9,047,214       $15,817,498

    Short-term investments                              4,824,629                 -                 -

    Accounts receivable, net of allowances of
       $410,224, $334,012 and $289,554 at
       December 31, 1998, 1997 and 1996,
       respectively                                     4,941,894         3,443,661         3,010,585

    Other receivables                                     579,015           163,329           220,819

    Deposit under reinsurance agreement                     2,098           752,284           696,564

    Prepaid expenses                                    2,733,817         2,288,559           408,447

    Deferred tax asset                                    982,000           859,000           869,000
                                                     ------------      ------------      ------------
          Total current assets                         20,252,125        16,554,047        21,022,913
                                                     ------------      ------------      ------------

PROPERTY AND EQUIPMENT, at cost                         4,778,118         4,029,771         3,347,829

    Less- Accumulated depreciation                     (3,034,010)       (2,319,790)       (1,725,450)
                                                     ------------      ------------      ------------

          Property and equipment, net                   1,744,108         1,709,981         1,622,379
                                                     ------------      ------------      ------------

OTHER ASSETS:
    Investments                                         3,075,616                 -                 -

    Restricted cash equivalents and government
       securities on deposit, at market                 2,966,676         3,263,820         1,222,022

    Goodwill and other intangibles, net of
       accumulated amortization of $593,273,
       $328,442 and $63,814 at December 31, 1998,
       1997 and 1996, respectively                      9,999,467        10,264,298        10,482,110

    Deposits and other                                     38,476           103,495           104,554
                                                     ------------      ------------      ------------

          Total other assets                           16,080,235        13,631,613        11,808,686
                                                     ------------      ------------      ------------

          Total assets                                $38,076,468       $31,895,641       $34,453,978
                                                     ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS-continued
As of December 31, 1998, 1997 and 1996

LIABILITIES AND STOCKHOLDERS' EQUITY                        1998               1997                 1996
------------------------------------                        ----               ----                 ----
CURRENT LIABILITIES:
    Accounts payable--trade                            $     154,866       $      88,399       $     338,000

    Accounts payable--dental service providers             1,130,521             394,946             347,529

    Claims liability                                       1,669,388           1,604,329           1,579,669

    Accrued payroll and related costs                      1,128,745             485,166             739,292

    Other accrued expenses                                   812,390             355,429             648,000

    Deferred subscriber revenue                            5,088,757           4,444,468           4,448,953

    Payable under reinsurance agreement                       87,146             752,427             627,789

    Income taxes payable                                     109,541             200,327             101,472

    Other current liabilities (Note 2)                             -                   -           5,500,000
                                                     ---------------      --------------      --------------

          Total current liabilities                       10,181,354           8,325,491          14,330,704

DEFERRED TAX LIABILITY                                       176,000             247,300             167,157
                                                     ---------------      --------------      --------------

          Total liabilities                               10,357,354           8,572,791          14,497,861
                                                     ---------------      --------------      --------------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 par value; 15,000,000
     shares authorized, 3,684,525 shares in 1998,
     3,636,951 shares in 1997 and 3,600,996 shares
     in 1996 issued and outstanding)                           3,685               3,637               3,601

    Capital in excess of par value                        13,353,604          13,251,815          13,206,633

    Retained earnings                                     14,071,846          10,080,858           6,757,451

    Less- 735 shares, 495 shares and 425 shares of
       common stock held in treasury at December 31,
       1998, 1997 and 1996, respectively, at cost            (15,942)            (13,460)            (11,568)

    Accumulated other comprehensive income                   305,921                   -                   -
                                                     ---------------      --------------      --------------

          Total stockholders' equity                      27,719,114          23,322,850          19,956,117
                                                     ---------------      --------------      --------------

          Total liabilities and stockholders' equity     $38,076,468         $31,895,641         $34,453,978
                                                     ===============      ==============      ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 1998, 1997 and 1996

                                                                1998          1997           1996
                                                                ----          ----           ----
SUBSCRIBER REVENUE                                          $64,170,121    $56,594,410    $44,098,529

BENEFIT COVERAGE EXPENSES                                    42,731,042     37,932,044     27,872,976
                                                          -------------  -------------  -------------
    Gross margin                                             21,439,079     18,662,366     16,225,553

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  15,496,424     13,549,645     12,272,835
                                                          -------------  -------------  -------------

    Operating income                                          5,942,655      5,112,721      3,952,718

INTEREST INCOME, net                                            693,333        494,686        642,828
                                                          -------------  -------------  -------------

    Income before income taxes                                6,635,988      5,607,407      4,595,546

PROVISION FOR INCOME TAXES                                    2,645,000      2,284,000      1,864,000
                                                          -------------  -------------  -------------

NET INCOME                                                  $ 3,990,988    $ 3,323,407    $ 2,731,546
                                                          -------------  -------------  -------------

COMPREHENSIVE INCOME, net of tax:

    UNREALIZED GAINS ON SECURITIES:
       Unrealized holding gains arising during period,
       net of taxes of $16,614                                   24,921             --             --
    STOCK OPTION EXPENSE, recognized only for tax
       purposes                                                 281,000             --             --
                                                          -------------  -------------  -------------

    Other comprehensive income                                  305,921             --             --
                                                          -------------  -------------  -------------

COMPREHENSIVE INCOME                                        $ 4,296,909    $ 3,323,407    $ 2,731,546
                                                          =============  =============  =============

BASIC EARNINGS PER SHARE                                          $1.10          $0.92          $0.79
                                                          =============  =============  =============

DILUTED EARNINGS PER SHARE                                        $1.07          $0.89          $0.76
                                                          =============  =============  =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1998, 1997 and 1996

                                                      Common Stock            Capital
                                                 ----------------------      in Excess          Retained
                                                   Shares      Dollars         of Par           Earnings
                                                   ------      -------       ---------          --------
BALANCE, December 31, 1995                        3,365,375      $3,365      $7,676,536        $4,025,905
COMPREHENSIVE INCOME
Net income                                               --          --              --         2,731,546
Other comprehensive income, net of tax:
Comprehensive income                                     --          --              --                --
Stock issued                                        235,621         236       5,530,097                --
Treasury stock purchased                                 --          --              --                --
                                                 ----------   ---------      ----------        ----------

BALANCE, December 31, 1996                        3,600,996       3,601      13,206,633         6,757,451
COMPREHENSIVE INCOME
Net income                                               --          --              --         3,323,407
Other comprehensive income, net of tax:
Comprehensive income                                     --          --              --                --
Stock issued                                         35,955          36          45,182                --
Treasury stock purchased                                 --          --              --                --
                                                 ----------   ---------      ----------        ----------

BALANCE, December 31, 1997                        3,636,951       3,637      13,251,815        10,080,858
COMPREHENSIVE INCOME
Net income                                               --          --              --         3,990,988
Other comprehensive income, net of tax:
Unrealized holding gains arising during period           --          --              --                --
Stock option expense, recognized for tax purposes        --          --              --                --
Other comprehensive income                               --          --              --                --
Comprehensive income                                     --          --              --                --
Stock issued                                         47,574          48         101,789                --
Treasury stock purchased                                 --          --              --                --
                                                 ----------   ---------      ----------        -----------

BALANCE, December 31, 1998                        3,684,525     $3,685       $13,353,604       $14,071,846
                                                 ==========   =========      ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY-continued

For the Years Ended December 31, 1998, 1997 and 1996


                                                                                           Accumulated
                                                  Treasury Stock                              Other            Total
                                             -------------------------  Comprehensive     Comprehensive     Stockholders'
                                                 Shares      Dollars        Income            Income           Equity
                                                 ------      -------        ------            ------           ------
BALANCE, December 31, 1995                         $  --        $ --                        $        --     $11,705,806

COMPREHENSIVE INCOME
Net income                                            --          --     $  2,731,546                --       2,731,546
Other comprehensive income, net of tax:
                                                                         ------------
Comprehensive income                                  --          --        2,731,546                --              --
                                                                         ============
Stock issued                                          --          --                                 --       5,530,333
Treasury stock purchased                            (425)    (11,568)                                --         (11,568)
                                                   -----    --------                      -------------     -----------

BALANCE, December 31, 1996                          (425)    (11,568)                                --      19,956,117

COMPREHENSIVE INCOME
Net income                                            --          --        3,323,407                --       3,323,407
Other comprehensive income, net of tax:
                                                                         ------------
Comprehensive income                                  --          --        3,323,407                --              --
                                                                         ============
Stock issued                                          --          --                                 --          45,218
Treasury stock purchased                             (70)     (1,892)                                --          (1,892)
                                                    ----    --------                      -------------     -----------

BALANCE, December 31, 1997                          (495)    (13,460)                                --      23,322,850

COMPREHENSIVE INCOME
Net income                                            --          --        3,990,988                --       3,990,988
Other comprehensive income, net of tax:
Unrealized holding gains arising during period        --          --           24,921                --          24,921
Stock option expense, recognized for tax purposes     --          --          281,000                --         281,000
                                                                         ------------
Other comprehensive income                            --          --          305,921           305,921              --
                                                                         ------------
Comprehensive income                                  --          --       $4,296,909                --              --
                                                                         ============
Stock issued                                          --          --                                 --         101,837
Treasury stock purchased                            (240)     (2,482)                                --          (2,482)
                                                   -----    --------                      -------------     -----------

BALANCE, December 31, 1998                          (735)   ($15,942)                          $305,921     $27,719,114
                                                   =====    ========                      =============     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1998, 1997 and 1996

                                                              1998             1997          1996
                                                              ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from subscribers                         $63,879,276     $55,767,127    $43,124,110

    Cash paid to providers of care                         (28,507,698)    (26,593,902)   (15,202,299)

    Cash paid to employees, brokers and suppliers          (14,576,975)    (15,887,165)   (14,465,535)

    Claims paid                                            (13,016,149)    (10,300,714)    (8,063,681)

    Interest paid                                                    -               -           (514)

    Interest received                                          631,198         459,212        624,373

    Income taxes paid                                       (2,457,912)     (1,993,502)    (1,911,500)

    Cash transferred to restricted funds                      (286,561)     (2,035,911)      (373,158)
                                                           -----------     -----------    -----------

    Net cash provided by (used in) operating activities      5,665,179        (584,855)     3,731,796
                                                           -----------     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                   (748,347)       (681,939)      (745,509)

    Purchase of short-term investments                      (4,807,612)       (517,130)    (5,161,968)

    Purchase of long-term investments                       (3,067,117)              -              -

    Proceeds from sale of short-term investments                     -         517,130      5,097,314

    Cash received in acquisition                                     -               -        432,326

    Cost of acquisitions                                             -      (5,546,816)      (171,680)
                                                           -----------     -----------    -----------

    Net cash used in investing activities                   (8,623,076)     (6,228,755)      (549,517)
                                                           -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                   101,837          45,218          7,010

    Principal payments on capital leases                             -               -        (26,996)

    Purchase of treasury stock                                  (2,482)         (1,892)       (11,568)

    Payments of preferred dividends                                  -               -        (13,380)
                                                           -----------     -----------    -----------

    Net cash provided by (used in) financing activities         99,355          43,326        (44,934)
                                                           -----------     -----------    -----------

    Net (decrease) increase in cash and cash equivalents    (2,858,542)     (6,770,284)     3,137,345

CASH AND CASH EQUIVALENTS, beginning of year                 9,047,214      15,817,498     12,680,153
                                                           -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                     $ 6,188,672     $ 9,047,214    $15,817,498
                                                           ===========     ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
For the Years Ended December 31, 1998, 1997 and 1996

                                                                           1998           1997           1996
                                                                           ----           ----           ----
    Net income                                                          $3,990,988     $3,323,407     $2,731,546

    Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                      979,050        858,965        648,247

       (Increase) decrease in assets-

          Accounts receivable, net                                      (1,498,233)      (433,076)    (1,109,339)

          Other receivables                                               (415,686)        57,490       (149,728)

          Deposit under reinsurance agreement                              750,186        (55,720)      (265,042)

          Prepaid expenses                                                (445,258)    (1,880,112)       881,526

          Deferred tax asset                                              (123,000)        10,000       (154,000)

          Restricted cash equivalents and government
               securities on deposit                                       313,164     (2,041,798)      (373,158)

          Deposits and other                                                65,019          1,059        (59,854)

       Increase (decrease) in current liabilities-

          Accounts payable--trade                                           66,467       (249,601)       (26,349)

          Accounts payable--dental service providers                       735,575         47,417        (67,676)

          Claims liability                                                  65,059         24,660        321,988

          Accrued payroll and related costs                                643,579       (254,126)       (78,972)

          Other accrued expenses                                           456,961       (292,571)       (91,022)

          Deferred subscriber revenue                                      644,289         (4,485)     1,186,160

          Payable under reinsurance agreement                             (665,281)       124,638        238,535

          Income taxes payable                                            (107,400)        98,855         56,934

       (Decrease)/Increase in long-term liabilities-
          Deferred tax liability                                           209,700        80,143         42,000
                                                                        ----------     ----------     ----------
    Net cash provided by (used in) operating activities                 $5,665,179     $ (584,855)    $3,731,796
                                                                        ==========     ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

1.    ORGANIZATION

      The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc. ("FC Inc."), First Commonwealth of Illinois, Inc.("FCI"), First Commonwealth Limited Health Services Corporation ("LHSC"), First Commonwealth Health Services Corporation ("HSC"), First Commonwealth Reinsurance Company ("FCRC"), First Commonwealth Insurance Company ("FC Insurance"), First Commonwealth Limited Health Service Corporation ("LHSCWI"), Smileage Dental Services, Inc. ("SDS") and First Commonwealth of Missouri, Inc. ("FCMO"), formerly Champion Dental Services, Inc. ("CDS"). These companies are collectively referred to hereinafter as "the Company".

      As discussed in Note 15, FC Inc. completed the acquisitions of SDS on July 18, 1996, and CDS on December 31, 1996. Included in the consolidated statement of income for the year ended December 31, 1996, are the results of SDS since its acquisition. SDS's and CDS's balance sheets are also included in the accompanying consolidated balance sheets beginning December 31, 1996.

      The Company is a provider of managed dental benefits in the upper Midwest, including the metropolitan areas of Chicago, Milwaukee, Detroit and Indianapolis, and with the acquisition of CDS, St. Louis. The Company provides dental care coverage and/or arranges for dental care services to be provided to its subscribers primarily on a prepaid basis. The Company also provides indemnity/Preferred Provider Organization dental coverage and administrative claim services.

      FC Inc. operates as an Illinois and Michigan licensed Third Party Administrator ("TPA"). As a TPA, FC Inc. provides administrative and marketing services to certain subsidiaries pursuant to management agreements. It also provides claim processing services for self-funded employers.

      FCI is an Illinois corporation and is a wholly owned subsidiary of FC Inc. FCI operates as a Preferred Provider Administrator which directly contracts with general dentists and specialists. These provider arrangements are made available to LHSC, LHSCWI, FCMO and HSC, as well as health maintenance organizations and self-funded employers. In making these provider arrangements available, FCI does not undertake any underwriting risk.

      LHSC is an Illinois for-profit corporation and is a wholly owned subsidiary of FC Inc. LHSC is licensed under the Illinois Limited Health Service Organization Act ("LHSO Act"). LHSC is also licensed by the Indiana Department of Insurance as a Limited Service Health Maintenance Organization. LHSC has entered into a Provider Agreement with FCI whereby FCI arranges for dental care services to LHSC's subscribers through FCI's network of private practice dentists. Consistent with its authority under the LHSO Act, LHSC also provides reimbursement for covered dental care provided outside of this network. In providing such services, LHSC undertakes underwriting risk. The LHSO Act requires, among other provisions, that LHSC meet certain net worth and deposit requirements discussed in Note 4. It is management's opinion that LHSC was in compliance with these provisions as of December 31, 1998, 1997 and 1996.

      HSC is an affiliated Illinois corporation, licensed under the Voluntary Health Services Plans Act (the "VHSP Act"). In accordance with the VHSP Act, HSC is operated and conducted not for profit and is also governed by the provisions of the General Not for Profit Corporation Act. HSC was initially capitalized by FC Inc. through the purchase of a subordinated note.

      FCRC was incorporated in Arizona during 1994 and is a wholly owned subsidiary of FC Inc. It is licensed by the Arizona Department of Insurance as a domestic life and disability reinsurer.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

      FC Insurance was incorporated in Illinois during 1997 and is a wholly owned subsidiary of FC Inc. It is licensed as a domestic life, accident and health insurer to underwrite indemnity dental business and also received licensure under the LHSO Act in November 1998, which will allow it to underwrite managed care dental business. Effective January 1, 1998, it consummated a reinsurance transaction with LHSC for the business that was previously reinsured to an independent party (see Reinsurance Activity) and onto FCRC. For the year ended December 31, 1998, its business was indemnity dental only.

      LHSCWI was incorporated in Wisconsin in 1996 and is a wholly owned subsidiary of FC Inc. LHSCWI is licensed to operate as a Limited Service Health Organization under Chapter 611 of the Wisconsin insurance statutes ("Statutes") and is registered with the Office of the Commissioner of Insurance of Wisconsin. The Statutes require, among other provisions, that LHSCWI meet certain net worth and deposit requirements discussed in Note
      4. It is management's opinion that LHSCWI was in compliance with these provisions as of December 31, 1998, 1997 and 1996.

      SDS, a wholly owned subsidiary of FC Inc., is a Wisconsin based dental health maintenance organization administrator.

      FCMO is a Missouri corporation and is a wholly owned subsidiary of FC Inc. FCMO is a St. Louis, Missouri based prepaid dental plan corporation organized under Section 379.900 RSMo.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The accompanying financial statements include all the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

      HSC, a not-for-profit company managed by FC Inc., has been included in the accompanying consolidated financial statements. HSC's financial position and results of operations are not material to the Company's financial statements.

      Cash and Cash Equivalents

      For purposes of these statements, the Company considers all cash and short-term investments with original maturities of less than 90 days to be cash and cash equivalents.

      Investments

      The Company has invested funds in municipal bonds that are federally tax exempt as well as United States Treasury notes.

      Accounts Receivable and Deferred Subscriber Revenue

      The Company invoices most of its subscriber groups prior to the month in which the groups' members will be entitled to service. The Company records these invoices as accounts receivable on the date the invoices are sent and also records as deferred subscriber revenue those amounts either invoiced or received in advance of the period of service.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

      Revenue Recognition

      Subscriber revenue collected for dental care is recognized as revenue in the period in which the member is entitled to service. Related costs for dental care are expensed in the period the Company is obligated to provide such service.

      Prepaid Expenses

      The Company pays its providers to render covered dental care to eligible enrolled subscribers and dependents. Payment is typically made during the month prior to the month in which the subscribers and dependents become eligible for coverage. This payment is recorded as a prepaid expense at December 31, 1998 and 1997.



      Property and Equipment

      Depreciation is calculated using the straight-line method over the assets' estimated useful lives which are as follows:

       Leasehold improvements                      5 years or life of lease

       Furniture                                   10 years

       Office equipment                             5 years

       Computer equipment and software              3 years


      Property and equipment consist of the following:

                                                             December 31
                                                  ----------------------------------
                                                  1998           1997           1996
                                                  ----           ----           ----
       Leasehold improvements                 $  433,409     $  433,409     $  422,231

       Furniture                                 840,871        830,220        780,967

       Office equipment                          588,354        567,954        513,566

       Computer equipment and software         2,915,484      2,198,188      1,631,065
                                              ----------     ----------     ----------

          Total property and equipment        $4,778,118     $4,029,771     $3,347,829
                                              ==========     ==========     ==========

      Goodwill

      The excess of cost over fair value of net assets acquired resulting from the SDS and CDS acquisitions, accounted for using the purchase method, is being amortized using the straight-line method over 40 years.

      Accounts Payable--Dental Service Providers

      The Company records payables to dental service providers for certain services not included in the monthly prepayment to such providers discussed above.

      Other Current Liabilities

      Other current liabilities at December 31, 1996, represents the Company's liability relating to its acquisition of CDS. This amount was paid on January 2, 1997.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

      Claims Liability

      The Company provides indemnity dental coverage for certain customers and records a liability for incurred but not reported and unpaid claims related to this coverage. Generally, this liability is estimated based on the age of existing claims and the Company's historical lag with respect to the reporting and payment of such claims. Changes in these estimates are reflected in the results of operations in the period in which such changes occur.

      Reinsurance Activity

      Effective January 1, 1995, LHSC entered into an agreement with a third party insurer ("Insurer") whereby LHSC ceded certain losses on indemnity insurance policies to Insurer. Concurrent with the execution of this agreement, Insurer entered into an agreement with FCRC whereby Insurer ceded certain losses related to LHSC policies to FCRC. In 1997, a separate independent third party insurer was inserted into the agreement between Insurer and FCRC. The Company has effectively retained all insurance risk on these LHSC losses ceded to Insurer. Accordingly, LHSC accounts for net payments to Insurer as deposits and records a claims liability for all incurred and unpaid losses on such policies. FCRC records a payable to Insurer for amounts Insurer has deposited with FCRC. The Company does not recognize any revenue from these reinsurance arrangements.

      In addition, in 1997, FC Inc., acting as agent for Insurer and according to a fronting agreement, began selling managed care and indemnity dental insurance policies in the state of Michigan. According to the same agreement, Insurer ceded all managed care and indemnity dental insurance policies in Michigan to the same separate independent third party insurer who ceded these policies to FCRC.

      Effective January 1, 1998, LHSC, rather than reinsure the policies to the Insurer, assumptively reinsured the same policies to FC Insurance.

      Earnings Per Share

      In 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, primary earnings per share is replaced by "Basic" earnings per share, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" earnings per share, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior-period EPS information (including interim EPS) has been restated to conform with the provisions of SFAS No. 128.

      The following tables reconcile the numerators (net income) and denominators (shares) of the basic and diluted earnings per share computations.

                            1998       EPS       1997       EPS       1996       EPS
                            ----       ---       ----       ---       ----       ---
       Net income         3,990,988           $3,323,407           $2,731,456
                         ==========           ==========           ==========

       Basic shares/EPS   3,643,953   $1.10    3,617,994   $0.92    3,470,871   $0.79
                                      =====                =====                =====

       Effect of dilutive
          common stock
          options            93,711              109,340              128,694
                         ----------           ----------           ----------
       Diluted/EPS        3,737,664   $1.07    3,727,334   $0.89    3,599,565   $0.76
                         ==========   =====   ==========   =====   ==========   =====

      Options to purchase shares of common stock outstanding during 1998, 1997, and 1996 that were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are summarized in the following table.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996


                                                   1998      1997      1996
                                                   ----      ----      ----
    Weighted average shares under option          62,500    17,875    31,167

    Weighted average option price                 $15.51    $16.78    $23.10

    Weighted average contractual life (in years)     7.4       8.6       9.4

   Subsequent to December 31, 1998, the Company issued 68,500 options to various key employees at the option price of $11.94 per share.

   Segment Information

   The Company considers its managed care and indemnity/PPO products to be operating segments as defined in SFAS No. 131. However, due to the similar economic characteristics of these segments, management has aggregated these segments for purposes of complying with the disclosure requirements of SFAS No. 131.

3.    USE OF ESTIMATES AND ASSUMPTIONS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


4.    REGULATORY REQUIREMENTS AND RESTRICTED FUNDS

   The State of Illinois statutes and related regulations of the Illinois Department of Insurance require LHSC, which is licensed under the LHSO Act, to maintain a minimum net worth of $500,000. LHSC maintains a deposit with the State of $200,000 in accordance with the State of Illinois requirements.

   The State of Indiana statutes and related regulations of the Indiana Department of Insurance require LHSC, which is licensed as a Limited Service Health Maintenance Organization, to maintain a $50,000 deposit with the State.

   The State of Arizona statutes and related regulations of the Arizona Department of Insurance require FCRC, which is licensed as a domestic life and disability reinsurer, to maintain a minimum of $100,000 deposited in trust with the State and a minimum surplus of $25,000. FCRC is required to maintain a trust account equal to the amount of claims payable on all insurance ceded. At December 31, 1998, 1997 and 1996, balances of $94,889, $632,767 and $705,867, respectively, were required in the trust account.

   The State of Illinois statutes and related regulations of the Illinois Department of Insurance require HSC, which is licensed under the VHSP Act, to maintain a contingency reserve in contributed capital of $20,050, $19,037 and $15,674 at December 31, 1998, 1997 and 1996.

   The State of Wisconsin insurance statutes require, among other provisions, that LHSCWI maintain a minimum capital of $100,000, apply a ten percent compulsory surplus factor to Point of Service/Indemnity ("POS") premium, and limit POS business to ten percent of total premium volume. LHSCWI has a certificate of deposit for $111,071 at Wisconsin bank and had POS business of $735,201 in 1998, $189,788 in 1997 and none in 1996.

   The State of Missouri statutes and related regulations of the Missouri Department of Insurance require FCMO, which is licensed as a Prepaid Dental Plan Corporation, to maintain a $50,000 deposit with the state and to maintain a maximum net worth of $150,000.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

   The State of Illinois statutes and related regulations of the Illinois Department of Insurance require FC Insurance to maintain a minimum net worth of $1.5 million. FC Insurance maintains a deposit with the State of $1.6 million in accordance with State requirements.

   It is management's opinion that the Company was in compliance with these provisions at December 31, 1998, 1997 and 1996.

   Interest income earned on restricted funds is included in interest income, net in the consolidated statements of income.


5.    CLAIMS LIABILITY

   The Company's claims liability, claims incurred and payments related to indemnity/PPO policies for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                    December 31
                                      ---------------------------------------
                                          1998          1997          1996
                                      -----------   -----------   -----------
Claims liability, beginning of year  $  1,604,329   $ 1,579,669   $ 1,257,681

Add- Claims incurred                   13,043,382    10,506,867     8,341,669

Less- Claims payments-

  Current year                        (11,403,233)   (9,042,693)   (7,274,355)

  Prior years                          (1,575,090)   (1,439,514)     (745,326)
                                     ------------   -----------   -----------
Claims liability, end of year        $  1,669,388   $ 1,604,329   $ 1,579,669
                                     ============   ===========   ===========

6.    LEASE OBLIGATIONS

   The Company leases office space and various office equipment which are accounted for as operating leases. Rental costs under the operating lease agreements approximated $617,000, $617,000 and $486,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Minimum future obligations under operating leases in effect at December 31, 1998, are:

       Years ending December 31-

       1999                   $335,489

       2000                     93,999

       2001                     50,156

       2002 and thereafter      67,792
                              --------
       Total                  $547,436

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

7.    INCOME TAXES

   The current and deferred components of the provision for taxes are as follows:


                                                 December 31
                                    --------------------------------------
                                       1998          1997          1996
                                    ----------    ----------    ----------
    Current provision               $2,537,000    $2,195,000    $1,962,000
                                    ----------    ----------    ----------

    Deferred provision (benefit)       108,000        89,000       (98,000)
                                    ----------    ----------    ----------

    Total tax provision             $2,645,000    $2,284,000    $1,864,000

   A reconciliation of the effective tax rate from statutory U.S. federal income tax rate of 34% for 1998, 1997 and 1996, is as follows:

                                             1998     1997     1996
                                             ----     ----     ----
    Statutory rate                             34%      34%      34%

    State tax, net of federal benefit           5        5        5

    Goodwill and other permanent items          2        2        2

    Income from municipal bond investments     (1)      --       --
                                             ----     ----     ----

    Effective tax rate                         40%      41%      41%
                                             ====     ====     ====



   As of December 31, 1998, 1997 and 1996, total net current deferred tax assets were $982,000, $859,000 and $869,000, respectively, and total net noncurrent deferred tax liabilities were $176,000, $247,300 and $167,157, respectively. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                       December 31
                                            ---------------------------------
                                              1998        1997        1996
                                            ---------   ---------   ---------
       Claims liability                     $ 359,000   $ 608,804   $ 616,100

       Allowance for doubtful accounts        160,000     130,265     112,900

       Vacation accrual                        71,000      52,566      54,700

       Miscellaneous                          392,000      67,365      85,300
                                            ---------   ---------   ---------

           Total current tax asset            982,000     859,000     869,000
                                            ---------   ---------   ---------

       Accumulated amortization              (160,000)    (80,103)          -
                                            ---------   ---------   ---------

       Accumulated depreciation and other     (16,000)   (167,197)   (167,157)
                                            ---------   ---------   ---------

           Total noncurrent tax liability    (176,000)   (247,300)   (167,157)
                                            ---------   ---------   ---------
              Total                         $ 806,000   $ 611,700   $ 701,843
                                            =========   =========   =========

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

8.    SOURCES OF REVENUE (Unaudited)

      The following table shows the percentage of revenue attributable to each type of product offered:






                              1998      1997      1996
                              ----      ----      ----
       Managed care            75%        77%       74%

       Indemnity/PPO           24         22        24

       Fee income               1          1         2
                              ---        ---       ---

       Total                  100%       100%      100%
                              ===        ===       ===

      9. SIGNIFICANT CUSTOMERS

      There are no customers that accounted for a significant amount of the Company's subscriber revenue in the years ended December 31, 1998, 1997 and 1996.


      10. LINE OF CREDIT

      The Company has a committed unsecured line of credit (the "Credit Agreement") available with a Chicago bank that expires June of 1999, which to date has not been utilized. Pursuant to this Credit Agreement, the Company may borrow up to $5 million at the rate of LIBOR plus one-half percent.

      11. PREFERRED STOCK

      During 1995, the Board of Directors and stockholders of the Company approved an amendment and restatement of its Restated Certificate of Incorporation to, among other things, authorize 1,000,000 shares of preferred stock, $.001 par value, which may be issued from time to time in one or more series with such rights, preferences and qualifications as the Company's Board of Directors may determine. The Board of Directors has designated 150,000 shares of the preferred stock as Series A Junior Participating Preferred Stock. There are no shares issued or outstanding of the Series A Junior Participating Preferred Stock.


      12. COMMON STOCK

      In November, 1995, the Company completed an initial public offering of 530,000 shares of its common stock at $15 per share.

      The holder of each share of common stock is entitled to one vote on each matter submitted to a vote to the stockholders of the Company.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

      The Company has two incentive plans, a 1987 Statutory-Nonstatutory Stock Option Plan ("1987 Plan") and a 1995 Long-Term Incentive Plan ("1995 Plan"), which were approved by the Board of Directors and stockholders. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (in thousands) and diluted earnings per share would have been reduced to the pro forma amounts of $3,789 and $1.01 in 1998, $3,268 and $0.88 in 1997 and $2,645
      and $0.73 in 1996.

      The weighted average grant-date fair values of options granted in 1998, 1997 and 1996 were $6.00, $6.80 and $12.25, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for options issued in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.4%, 6.8% and 6.5%; expected lives of 7 years; expected volatility of 41% in 1998 and in 1997 and 42% in 1996; and no expected dividends.

      Under the 1987 Plan, the Company can award up to 250,000 options to key employees, granted at a price equal to the fair market value at the date of the grant as determined by the Board of Directors or the Stock Option Compensation Committee, and vesting ratably over a period of two to four years from the date of the grant. The Company had granted 248,125 total options as of December 31, 1998, 1997 and 1996, to key employees and directors at option prices ranging from $.50 to $15.00 per share. Of the total options granted, 109,240, 133,375 and 148,950 had vested and were exercisable as of December 31, 1998, 1997 and 1996, respectively, and 132,685, 87,925 and 60,675 of the total options, granted and vested had been exercised as of December 31, 1998, 1997 and 1996, respectively.

      In connection with the initial public offering, the Company adopted the 1995 Long-Term Incentive Plan (the "1995 Plan"). Under the 1995 Plan, the Company may grant incentive stock options or nonqualified stock options. The 1995 Plan also provides for the grant of stock appreciation rights, bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures, and performance shares. A total of 350,000 shares of common stock have been reserved for issuance under the 1995.

      Under the 1995 Plan, options are granted at a price equal to the fair market value at the date of the grant as determined by the Board of Directors and vest ratably over a period of one to four years from the date of the grant. For the years ended December 31, 1998, 1997 and 1996, the Company had granted 64,000, 94,000 and 105,500, respectively, total options to key employees and directors at option prices ranging from $11.25 to $28.625 per share. Of the total options granted, 90,863, 38,813 and 11,000 had vested and were exercisable as of December 31, 1998, 1997 and 1996, respectively, and 2,750 of the total options, granted and vested had been exercised during the year ended December 31, 1998. In addition, 0, 77,238 and 42,000 options were rescinded during the years ended December 31, 1998, 1997 and 1996.

      A summary of the status of the Company's two stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

                                       1998                1997                1996
                                       ----                ----                ----
                                                Weighted            Weighted            Weighted
                                                Average             Average             Average
                                                Option              Option              Option
                                      Shares    Price     Shares    Price     Shares    Price
                                      ------    --------  ------    --------  ------    --------
         Outstanding at beginning
            of year                   277,700   $  7.08   289,950   $  7.90   235,750   $  4.15

                Granted                64,000     11.41    94,000     12.26   105,500     22.06

                Exercised             (47,510)     1.98   (29,012)     1.56    (9,300)     0.75

                Forfeited                   -         -   (16,238)    10.36    (2,000)    21.81

                Cancelled                   -         -   (61,000)    20.47   (40,000)    24.12
                                     --------     -----  --------   -------  --------   -------

         Outstanding at end of year   294,190   $  8.86   277,700   $  7.08   289,950   $  7.90
                                     ========   =======  ========   =======  ========   =======

         Exercisable at end of year   200,103   $  7.29   172,188   $  4.38   159,950   $  2.43
                                     ========   =======  ========   =======  ========   =======

      Of the 294,190 total options outstanding at December 31, 1998, 101,740 have option prices between $.70 and $1.70, with a weighted average option price of $1.38 and a weighted average remaining contractual life of three years. 101,740 of these options are exercisable at December 31, 1998, with a weighted average option price of $1.38.

      Of the total options outstanding at December 31, 1998, 129,950 have option prices between $11.25 and $11.75 with a weighted average option price of $11.52 and with a weighted average remaining contractual life of nine years. 54,488 of these options are exercisable at December 31, 1998, with a weighted average option price of $11.51.

      Of the total options outstanding at December 31, 1998, 60,500 have option prices between $14.56 and $17.00, with a weighted average option price of $15.08 and a weighted average remaining contractual life of seven years. 41,875 of these options are exercisable at December 31, 1998, with a weighted average option price of $15.14.

      The remaining 2,000 options outstanding at December 31, 1998, have option prices of $28.625, with a weighted average remaining contractual life of eight years. These options are exercisable at December 31, 1998.

      During 1995, the Board of Directors adopted a stockholders rights plan. Under the stockholders rights plan, each share of common stock will have associated with it one preferred share purchase right (a "Right"). Under certain circumstances, each Right would entitle the holders thereof to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for a price of $40 per one one-hundredth of a share. The Rights are not presently exercisable and are transferable only with the related shares of common stock.

      The Rights would become exercisable at the specified exercise price upon the occurrence of certain events, including the acquisition of 15% or more of the Company's common stock by a person or group, as defined. The Rights may be redeemed, as a whole, at a redemption price of $.01 per Right, subject to adjustment, at the direction of the Board of Directors, at any time prior to the occurrence of certain events. In addition, in certain circumstances, the Board of Directors may direct the exchange of shares of common stock (or preferred shares) for all or any part of the Rights at the exchange rate of one share of common stock (or one one-hundredth of a preferred share) per Right, subject to adjustment.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

13.   QUARTERLY FINANCIAL DATA (Unaudited) (in thousands, except per share data)

                                                    Quarter
                                    ------------------------------------
                                     First    Second     Third    Fourth
                                     -----    ------     -----    ------
    1998-
    Subscriber revenue              $15,615   $15,961   $16,145   $16,449
    Gross margin                      5,165     5,292     5,387     5,596
    Net income                          913       952     1,018     1,107
    Basic earnings per common share     .25       .26       .28       .30
    Diluted earnings per common share   .24       .25       .27       .30

    1997-
    Subscriber revenue              $13,463   $13,856   $14,519   $14,756
    Gross margin                      4,700     4,733     4,573     4,656
    Net income                          760       798       882       883
    Basic earnings per common share     .21       .22       .24       .24
    Diluted earnings per common share   .20       .21       .24       .24

    1996-
    Subscriber revenue              $ 9,773   $10,019   $11,786   $12,521
    Gross margin                      3,747     3,799     4,220     4,460
    Net income                          669       698       667       697
    Basic earnings per common share     .20       .21       .19       .19
    Diluted earnings per common
     share                              .19       .20       .18       .19


14.   RETIREMENT PLAN

      The Company has a 401(k) salary deferral plan in which all employees of the Company who have completed at least ninety days of service are eligible to participate. Under the plan, the Company provides a matching contribution of $.50 for every dollar an employee invests in the plan up to an annual maximum of 2% of the employee's compensation for the year. The Company may make additional discretionary contributions to the plan. The Company incurred 401(k) contributions expense of $84,051, $91,949 and $58,937 during the years ended December 31, 1998, 1997 and 1996, respectively.


      15.  BUSINESS COMBINATIONS

      Effective July 18, 1996, the Company completed the acquisition of SDS and an associated reinsurance transaction, for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through the issuance of 231,399 shares of the Company's common stock. The acquisition resulted in the excess of cost over fair value of net assets acquired of approximately $5.6 million.

      Effective December 31, 1996, the Company completed the acquisition of CDS for an aggregate purchase price (including transaction costs) of $5.6 million. The acquisition was financed through proceeds from the Company's initial public offering and was paid in cash on January 2, 1997. The acquisition resulted in the excess of cost over fair value of net assets acquired of approximately $4.9 million.

FIRST COMMONWEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued
December 31, 1998, 1997 and 1996

      The acquisitions of SDS and CDS were accounted for using the purchase method of accounting with SDS's results of operations included in the accompanying consolidated statement of income for the year ended December 31, 1996 from the effective date of the acquisition.

      Unaudited pro forma combined results of operations of the Company for the year ended December 31, 1996 for the acquisitions are as follows: Revenues (in thousands) for the year ended December 31, 1996 would be $50,860; Net income (in thousands) for the year ended December 31, 1996 would be $2,856; and diluted Net Income per share for the year ended December 31, 1996 would be $0.77. This pro forma information has been prepared assuming the acquisitions of SDS and CDS and the Company's initial public offering had occurred as of January 1, 1995.

      The pro forma results include the historical accounts of the Company and the historical accounts of the acquired businesses and pro forma adjustments including the amortization of the excess purchase price over the fair value of the net assets acquired, the reduction of salaries and expenses which will not be incurred on an ongoing basis, and the applicable income tax effects of these adjustments. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.
                                    PART III


Item 10.    Directors and Executive Officers of the Registrant

      The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30,
      1999) is incorporated herein by reference.


Item 11.    Executive Compensation

      Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999) is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999) is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions

      The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999) is incorporated herein by reference.

                                    PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)(1)   Financial Statements

                  Financial statements for First Commonwealth, Inc. listed in the Index to Financial Statements and Supplementary Data on page 29 are filed as part of this Annual Report.

         (a)(2)   Financial Statement Schedules

                  Financial statements for First Commonwealth, Inc. listed in the Index to Financial Statements and Supplementary Data on page 29 are filed as part of this Annual Report.

         Consent of Independent Accountants                              Page 30

         Schedule II       --       Valuation and Qualifying Accounts    Page 54

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


         (a)(3)   Exhibits

         The following Exhibits are filed herewith or incorporated herein:


Exhibit No.                               Description
-----------                               -----------
        3.1 -- Second Restated Certificate of Incorporation of the Company, as amended (1)

        3.2 --    Restated By-laws of the Company (2)

        4.1 -- Stockholders Rights Agreement between the Company and First Chicago Trust Company of New York (1)

        4.2 -- First Amendment to Stockholders Rights Agreement dated December 15, 1998 is hereby incorporated to Form 8-A/A dated February 5, 1999

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

       10.5 --    First Commonwealth, Inc. Management Bonus Plan (1)(3)

       10.6 --    1987 Statutory-Nonstatutory Stock Option Plan, as amended
                  (1)(3)

       10.7 -- 1995 Long-Term Incentive Plan, as amended as of February 18, 1998 (3)

Exhibit No.                               Description
-----------                               -----------
       10.8 --    First Commonwealth, Inc. Salary Savings Plan (1)(3)

       10.9 -- Employment Agreement between the Company and Christopher C. Multhauf (1)(3)

       10.10--    Employment Agreement between the Company and David W. Mulligan
                  (1)(3)

       10.11-- Employment Agreement between the Company and Gregory D. Stobbe, as amended (1)(3)

       10.12--    Employment Agreement between the Company and Mark R. Lundberg
                  (1)(3)

       10.13--    Employment Agreement between the Company and Scott B. Sanders
                  (1)(3)

       10.14-- Reinsurance Agreement between First Commonwealth Limited Insurance Company and First Commonwealth Reinsurance Company
                  (1)

       10.15-- Reinsurance Agreement between North American Insurance Company and First Commonwealth Reinsurance Company (1)

       10.16-- Form of First Commonwealth Limited Health Services Corporation Group Master Contract (1)

       10.17-- Form of First Commonwealth of Illinois, Inc. Dental Provider Agreement (1)

       10.18-- Form of First Commonwealth of Illinois, Inc. Participating PPO Dentist Contract (1)

       10.19-- Lease Agreement between 444 North Wells Limited Partnership as sole beneficiary of American National Bank & Trust Company of Chicago Trust No. 56647 as Landlord and the Company as Tenant, as amended (1)

       10.20-- Administrative Master Contract, dated December 12, 1990, between First Commonwealth of Illinois, Inc. and First Commonwealth Limited Health Services Corporation (1)

       10.21-- Administrative Contract, dated December 12, 1990, between First Commonwealth, Inc. and First Commonwealth Limited Health Services Corporation (1)

       10.22-- Management Agreement, dated November 20, 1987, between First Commonwealth, Inc. and First Commonwealth Health Services Corporation (1)

       10.23-- Administrative Master Contract, dated February 1, 1989, between First Commonwealth of Illinois, Inc. and First Commonwealth Health Services Corporation, as amended (1)

Exhibit No.                               Description
-----------                               -----------
       11   --    Statement re: computation of per share earnings (included in
                  Item 8 filed herewith)



       21   --    Subsidiaries of the Registrant

       23   --    Consent of Arthur Andersen LLP

       24   --    Powers of Attorney (included on signature page)

       27   --    Financial Data Schedule

---------

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

                  None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Stockholders and Board of Directors of First Commonwealth, Inc.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in FIRST COMMONWEALTH, INC. AND SUBSIDIARIES' 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included on page 56 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 10, 1999

                   FIRST COMMONWEALTH, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                        Additions
Period                                                      -------------------------------
------                                      Balance at      Charged to
  Year Ended                               Beginning of     Costs and     Charged to Other       Deductions-       Balance at
 December 31,            Description        of Period        Expenses     Accounts-Describe      Describe         End of Period
 ------------            -----------       ------------     ---------     -----------------      -----------      -------------
     1996       Claims liability             $1,257,681     $8,341,669             --            $8,019,681(1)     $1,579,669
                Allowance for doubtful
                   accounts                    $197,316       $124,000             --               $31,762(2)       $289,554
     1997       Claims liability             $1,579,669    $10,506,867             --           $10,482,207(1)     $1,604,329
                Allowance for doubtful
                   accounts                    $289,554       $204,655             --              $160,197(2)       $334,012
     1998       Claims liability             $1,604,329    $12,941,142             --           $12,876,083(1)     $1,669,388
                Allowance for doubtful
                   accounts                    $334,012       $144,000             --               $67,788(2)       $410,224

--------
(1)   Payment for claims

(2)   Write-off of bad debt

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1999                  FIRST COMMONWEALTH, INC

                                       By:  /s/ Christopher C. Multhauf
                                            Christopher C. Multhauf
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 31st day of March, 1999.

         Name                                                    Capacity
         ----                                                    --------
/s/ Christopher C. Multhauf                 Chairman of the Board of Directors and Chief Executive Officer
-----------------------------               (principal executive officer)
Christopher C. Multhauf


/s/ David W. Mulligan                       Director, President, Secretary and Chief Operating Officer
-----------------------------
David W. Mulligan


/s/ Scott B. Sanders                        Chief Financial Officer and Treasurer (principal financial and
-----------------------------               accounting officer)
Scott B. Sanders


/s/ Richard M. Burdge, Sr.                  Director
-----------------------------
Richard M. Burdge, Sr.


/s/ William J. McBride                      Director
-----------------------------
William J. McBride


/s/ Jackson W. Smart, Jr.                   Director
-----------------------------
Jackson W. Smart, Jr.

                                 EXHIBIT INDEX



 Exhibit No.                                          Description
 -----------                                          -----------
        21     --   Subsidiaries of the Registrant
        23     --   Consent of Arthur Andersen LLP
        24     --   Powers of Attorney (included on signature page)
        27     -    Financial Data Schedule