Form 10-K/A
period 1998-12-31
FIRST COMMONWEALTH INC
filed 1999-04-01
CIK 1001493

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27064

                            First Commonwealth, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                 75 - 2154228
(State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999 was approximately $30 million, based on the closing price of $12.50 of the registrant's common stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 26, 1999:  3,727,025

                      Documents Incorporated by Reference:

Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 1999 (the "Proxy Statement"), as indicated herein.

==============================================================================

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