Form 10-Q
period 1999-03-31
FIRST COMMONWEALTH INC
filed 1999-05-17
CIK 1001493

                ----------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission file number: 0-27064


                           FIRST COMMONWEALTH, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                               75-2154228
(State or other jurisdiction of                  (IRS employer
 incorporation or organization)               identification number)

             444 North Wells Street, Suite 600, Chicago, IL  60610
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

Common Stock, par value $.001 per share, outstanding as of April 30, 1999:
3,730,135 shares

                ----------------------------------------------

                           First Commonwealth, Inc.
                                   Form 10-Q
                     For the quarter ended March 31, 1999

                                     INDEX

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998.........................................     3

          Consolidated Statements of Income and Comprehensive Income
          for the three months ended March 31, 1999 and 1998............     5

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 and 1998..........................     6

          Reconciliations of Net Income to Net Cash Provided by
          Operating Activities for the three months ended
          March 31, 1999 and 1998.......................................     7

          Notes to Consolidated Financial Statements....................     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     9

                          PART II.   OTHER INFORMATION
                          ----------------------------

Item 6.   Exhibits and Reports on Form 8-K..............................     13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....     13


SIGNATURES..............................................................     14


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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
-----------------------------------------
(Dollars in Thousands)

ASSETS                                                    March 31, 1999   December 31, 1998
------                                                    --------------   -----------------
                                                              (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                                       $10,388             $ 6,189

 Short-term investments                                            7,510               4,824

 Accounts receivable, net of allowance
   of $414 at March 31, 1999 and $410 at
   December 31, 1998                                               3,683               4,942

 Other receivables                                                   471                 579

 Deposit under reinsurance agreement                                   2                   2

 Prepaid expenses                                                  2,145               2,734

 Deferred tax asset                                                1,390                 982
                                                                 -------             -------

   Total current assets                                           25,589              20,252
                                                                 -------             -------

PROPERTY AND EQUIPMENT, at cost                                    5,014               4,778

 Less - Accumulated depreciation                                  (3,238)             (3,034)
                                                                 -------             -------

   Property and equipment, net                                     1,776               1,744
                                                                 -------             -------

OTHER ASSETS:

 Investments                                                         771               3,076

 Restricted cash equivalents and government securities
   on deposit, at market                                           2,502               2,967

 Deposits and other                                                   36                  38

 Intangible assets, net                                            9,933               9,999
                                                                 -------             -------

   Total other assets                                             13,242              16,080
                                                                 -------             -------

   TOTAL ASSETS                                                  $40,607             $38,076
                                                                 =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - continued
------------------------------------------------------------------
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
                                                 (Unaudited)
CURRENT LIABILITIES:

 Accounts payable - trade                            $   256             $   155

 Accounts payable - dental service providers           1,138               1,131

 Claims liability                                      1,919               1,669

 Accrued payroll and related costs                       935               1,129

 Other accrued expenses                                  697                 812

 Deferred subscriber revenue                           5,272               5,089

 Payable under reinsurance agreement                      60                  87

 Income taxes payable                                  1,119                 109

 Other current liabilities                                 0                   0
                                                     -------             -------

   Total current liabilities                          11,396              10,181

DEFERRED TAX LIABILITY - long-term                       196                 176
                                                     -------             -------
   Total liabilities                                  11,592              10,357
                                                     -------             -------

STOCKHOLDERS' EQUITY:

 Common stock ($.001 par value; 15,000,000 shares
   authorized, 3,727,900 shares at March 31, 1999
   and 3,684,525 shares at December 31, 1998 issued
   and outstanding)                                        4                   4

 Capital in excess of par value                       13,418              13,353

 Retained earnings                                    15,284              14,072

 Less 735 shares of common stock at March 31, 1999
   and at December 31,1998 held in treasury, at cost     (16)                (16)

 Accumulated other comprehensive income                  325                 306
                                                     -------             -------
   Total stockholders' equity                         29,015              27,719
                                                     -------             -------
   Total liabilities and stockholders' equity        $40,607             $38,076
                                                     =======             =======

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
-------------------------------------------------------------------
(Dollars in Thousands, except per share data)(Unaudited)


                                        For the three months ended:
                                        ------------------------------
                                        March 31, 1999  March 31, 1998
                                        --------------  --------------
SUBSCRIBER REVENUE

  Managed Care                                 $12,188         $11,686
  Indemnity/PPO                                  4,231           3,649
  Fee Income                                       319             280
                                               -------         -------

     Total Subscriber Revenue                   16,738          15,615
                                               -------         -------


BENEFIT COVERAGE EXPENSES

  Managed Care                                   7,241           7,337
  Indemnity/PPO                                  3,596           3,113
  Fee Income                                        --              --
                                               -------         -------

     Total Benefit Coverage Expenses            10,837          10,450
                                               -------         -------

GROSS MARGIN

  Managed Care                                   4,947           4,349
  Indemnity/PPO                                    635             536
  Fee Income                                       319             280
                                               -------         -------

     Total Gross Margin                          5,901           5,165

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                           4,136           3,772
                                               -------         -------

  Operating income                               1,765           1,393
INTEREST INCOME, net                               182             144
                                               -------         -------

  Income before income taxes                     1,947           1,537

PROVISION FOR INCOME TAXES                         735             624
                                               -------         -------

NET INCOME                                     $ 1,212         $   913
                                               -------         -------
COMPREHENSIVE INCOME, net of tax:

  UNREALIZED GAINS ON SECURITIES:
   Unrealized holding gains arising during
   period, net of taxes of $10                      16              --
  STOCK OPTION EXPENSE, recognized only
   for tax purposes                                 --             183
                                               -------         -------
 Other comprehensive income                         16             183
                                               -------         -------
COMPREHENSIVE INCOME                           $ 1,228         $ 1,096
                                               =======         =======

BASIC EARNINGS PER SHARE                         $0.33           $0.25

DILUTED EARNINGS PER SHARE                       $0.32           $0.24

The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)

                                                       For the three months ended:
                                                     --------------------------------
                                                     March 31, 1999   March 31, 1998
                                                     --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Cash received from subscribers                          $18,310          $15,787
    Cash paid to providers of care                           (6,505)          (6,797)
    Cash paid to employees, brokers and suppliers            (3,812)          (3,448)
    Claims paid                                              (3,393)          (3,098)
    Interest paid                                                 0                0
    Interest received                                           212               94
    Income taxes paid                                          (112)            (181)
    Cash transferred from (to) restricted funds                  50                0
                                                            -------          -------

       Net cash provided by operating activities              4,750            2,357
                                                            -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net                    (236)            (151)
    Purchase of short-term investments                       (2,677)               0
    Proceeds from long-term investments                       2,297                0
    Acquisition related cost                                      0                0
                                                            -------          -------

       Net cash used in investing activities                   (616)            (151)
                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                     65               14
    Principal payments on capital leases                          0                0
    Purchase of treasury stock                                    0               (1)
    Payments of preferred dividends                               0                0
                                                              -----            -----

       Net cash provided (used) in financing activities          65               13
                                                              -----            -----

       Net change in cash and cash equivalents                4,199            2,219

CASH AND CASH EQUIVALENTS,
    beginning of period                                       6,189            9,047
                                                             ------          -------

CASH AND CASH EQUIVALENTS,
    end of period                                           $10,388          $11,266
                                                            =======          =======


The accompanying notes are an integral part of these financial statements.

First Commonwealth, Inc. and Subsidiaries
RECONCILIATIONS OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
--------------------------------------------------------------------------------
(Dollars in Thousands)(Unaudited)

                                                                       For the three months ended:
                                                                     ------------------------------
                                                                     March 31, 1999  March 31, 1998
                                                                     --------------  --------------

Net income                                                                 $ 1,212         $   913

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                              270             235

    (Increase) decrease in assets:

       Accounts receivable, net                                              1,259            (368)

       Other receivables                                                       108             (31)

       Deposit under reinsurance agreement                                       0               0

       Prepaid expenses                                                        589             155

       Deferred tax asset                                                     (408)           (120)

       Restricted cash equivalents and government
           securities                                                          465              (5)

       Deposits and other                                                        3              14

    Increase (decrease) in current liabilities:

       Accounts payable - trade                                                101              (9)

       Accounts payable - dental service providers                               7             287

       Claims liability                                                        250              53

       Accrued payroll and related costs                                      (194)            159

       Other accrued expenses                                                 (115)            104

       Deferred subscriber revenue                                             183             408

       Payable under reinsurance agreement                                     (27)              0

       Income taxes payable                                                  1,027             413

    Increase in long-term liabilities:

       Long-term deferred tax liability                                         20             149
                                                                           -------         -------
    Net cash provided by operating activities                              $ 4,750         $ 2,357
                                                                           =======         =======

  The accompanying notes are an integral part of these financial statements.

                            FIRST COMMONWEALTH, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999


1.   Interim Financial Statements

     The accompanying consolidated financial statements include the accounts of First Commonwealth, Inc., together with its subsidiaries and an affiliate (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1999, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

     The following table reconciles the numerators (Net Income) and denominators (Shares) of the basic and diluted earnings per share computations.

                         Three Months Ended         Three Months Ended
                             March 31, 1999  EPS        March 31, 1998  EPS
                             --------------             --------------
Net Income                       $1,212,000                 $  913,000
                                 ==========                 ==========
Basic Shares/EPS                  3,723,881  $0.33           3,638,953  $0.25
                                             =====                      =====
Effect of dilutive
common stock options                 46,946                     98,357
                                 ----------                 ----------
Diluted Shares/EPS                3,770,827  $0.32           3,737,310  $0.24
                                 ==========  =====          ==========  =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Total subscriber revenue increased by $1.1 million, or 7.2%, to $16.7 million in the three months ended March 31, 1999 from $15.6 million in the three months ended March 31, 1998. The $1.1 million increase was partially attributable to increased enrollment in the Company's indemnity/PPO dental plans, as well as price increases that went into effect in 1999. Managed care revenue increased $502,000, or 4.3% to $12.2 million in the three months ended March 31, 1999 from $11.7 million in the same period in 1998, primarily due to price increases. During the quarter ending March 31, 1999, approximately 30,000 members transferred out of a managed care product, which was at a relatively low per member per month charge, into a fee income product. Indemnity/PPO revenue increased $582,000 to $4.2 million in 1999 from $3.6 million in 1998, primarily as a result of adding new indemnity/PPO plan members and price increases.

     Total gross margin increased by $736,000, or 14.2%, to $5.9 million in the three months ended March 31, 1999 from $5.2 million in the three months ended March 31, 1998. Total gross margin as a percentage of revenue was 35.3% in 1999 as compared to 33.1% in 1998. This percentage increase was the result of improved gross margins on both the managed care and indemnity/PPO lines of business. Managed care gross margin as a percentage of managed care revenue was 40.6% in 1999 as compared to 37.2% in 1998. The improved managed care gross margin percentage was the result of the completion of transitioning the Company's Illinois membership to the new higher gross margin "template plan" line of products; the transfer of approximately 30,000 low gross margin members, mentioned above, out of a managed care product to a fee income product; transitioning lower gross margin business acquired in Missouri to the Company's higher gross margin standard products; and price increases. The Company expects the managed care gross margin percentage to remain fairly consistent with the current level throughout the balance of 1999. The level of indemnity/PPO gross margin as a percentage of indemnity/PPO revenue increased to 15.0% in 1999 from 14.7% in 1998. This increase in indemnity/PPO gross margin percentage is mainly the result of an increase in pricing under the Company's indemnity/PPO contracts. The Company expects the indemnity/PPO gross margin percentage to remain fairly consistent with the current level throughout the balance of 1999. In addition, overall gross margin percentages will vary if the mix of the Company's managed care and indemnity/PPO business changes from current levels.

     SG&A expenses increased by $364,000, or 9.7%, to $4.1 million for the three months ended March 31, 1999 from $3.8 million in the three months ended March 31, 1998. As a percentage of revenue, SG&A expenses increased to 24.7% for 1998 from 24.2% for 1997. This increase is attributable to new staffing hires, primarily in sales and marketing, salary adjustments, and the phase-in of premium taxes that were effective July 1, 1998. The Company expects SG&A as a percent of revenue to remain relatively constant in 1999 and management expects it to decline thereafter, as the Company continues to achieve economies of scale and operating efficiencies. Included in the SG&A total is $66,000, for the three months ended in March 31, 1999 and 1998, for the amortization of goodwill associated with the acquisitions.

     Operating income increased by $372,000, or 26.7%, to $1.8 million for the three months ended March 31, 1999 from $1.4 million in the three months ended March 31, 1998. As a percentage of revenue, operating income was 10.5% in 1999 and 8.9% in 1998. The Company expects its operating income percentage to remain relatively constant throughout 1999.

     The effective tax rate for the three months ended March 31, 1999 was 37.8% compared to 40.6% for the three months ended March 31, 1998. The decline in effective tax rate is primarily due to the purchase of federally tax exempt municipal bonds purchased during the second half 1998 as well as the purchase of United States Treasury Notes and Bills which are exempt from state tax. The Company expects to continue to hold and/or purchase federally tax exempt municipal bonds throughout 1999.

     Net income increased by $299,000, or 32.8%, to $1.2 million for the three months ended March 31, 1999 from $913,000 for the three months ended March 31, 1998. Diluted earnings per share was $0.33 and $0.25 for the three months ended March 31, 1998 and 1997, respectively.

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

     Throughout 1998 the Company had been actively working on its plan to address year 2000 compliance. The plan consists of three phases. Phase 1, which involved the assessment of the Company's internal systems, is completed. The Company has found as a result of the assessment process that its core enterprise systems have always contained the ability to store and process the full four-digit year. Although this capability exists, several functional points of the system have not fully utilized the capability. Phase 1 included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. The internal systems assessment process of Phase 1 categorized internal systems into 4 functional areas: (1) Core Enterprise System, (2) Telephony Systems, (3) Accounting and Financial Systems, and (4) Desktop and Support Systems. The Core Enterprise System includes computer systems that support key business functions such as billing, finance, customer service, and network provider payments. Within each of these areas it has been determined that the main suppliers of the systems utilized by the Company are able to provide year 2000 compliant releases. The acquisition of the available releases will be accomplished either through existing support arrangements or through the purchase of upgraded products. A fifth area that required additional investigation was the assessment of the Company's major third party relationships outside of the information technology arena.

     Phase 2, scheduled for completion by July 1999, consists of the conversion or replacement of selected platforms, applications, databases and utilities. Phase 3, scheduled for the second and third quarters of 1999, includes the testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities.

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

     The Company believes that it will cost approximately $80,000 to upgrade and verify all critical areas identified. This cost includes the purchase of required software and hardware as well as outside contracting services. The Company has already secured the necessary resources for the remainder of 1999.

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

     The Company's contingency plan initiatives include the following: personnel to be on call during the Year 2000 change to monitor critical systems, telecommunications and other processes and to react promptly to facilitate repairs; back-up plans in the event of failure of information or telecommunications systems or other Year 2000 disruptions; identification of alternate suppliers and implementation of plans to be in place for third-party products/services that fail to meet Year 2000 compliance commitment schedules; and data retention and recovery procedures to be in place for customer and critical business data to provide backups with on-site as well as off-site data copies. The Company anticipates having these contingency plans in place before December 31, 1999.

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

Liquidity and Capital Resources

     The Company's operating cash requirements for the three months ended March 31, 1999 have been met principally through operating cash flows. The primary uses of cash have been for operating activities and capital investments in the business. The Company believes that cash generated from operations will be adequate to finance its anticipated operating needs for the foreseeable future.

     Cash flows from operating activities were $4.7 million and $2.4 million for the three months ended March 31, 1999, and 1998, respectively. The Company primarily receives premium payments in advance of disbursing managed care dentist capitation payments and indemnity claims payments. Cash balances in excess of current needs are invested in interest-bearing accounts or cash equivalents. Cash flows from operations consist primarily of subscriber premiums and investment income net of capitation payments to network dentists, claims paid, brokers' commissions, general and administrative expenses and income taxes.

     Cash used in investing activities was $616,000 and $151,000 for the three months ended March 31, 1999 and 1998, respectively. The first three months of 1999 includes a net of $380,000 used to purchase short term investment grade securities (securities which mature between 3 months and 12 months). Capital expenditures were $236,000 for the three months ended March 31, 1999 for computer hardware, software enhancements, and furniture, and $151,000 for the three months ended March 31, 1998 for computer software enhancements.

     As of March 31, 1999, the Company had cash and cash equivalents of $10.4 million, short-term investments of $7.5 million, long term investments of $0.8 million, restricted cash of $2.5 million, and no long term debt outstanding. In addition, the Company has a committed unsecured line of credit (the "Credit Agreement") available which expires June 30, 1999, and to date has not been executed and utilized. Upon execution of this Credit Agreement, the Company may borrow up to $5 million at the rate of LIBOR plus one-half percent. To the extent the Company makes acquisitions, a portion of the purchase price may be financed through borrowings.

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

                          PART II. OTHER INFORMATION
                          --------------------------

Item 6. Exhibits and Reports on Forms 8-K

     (a) Exhibits:

            Exhibit No.         Description
            -----------         -----------

               10.1 Amended and Restated Employment Agreement between the Company and Christopher C. Multhauf dated as of February 12, 1999

               10.2 Amended and Restated Employment Agreement between the Company and David W. Mulligan dated as of February 12, 1999

               10.3 Amendment to Employment Agreement between the Company and Gregory D. Stobbe dated as of February 12, 1999

               10.4 Amendment to Employment Agreement between the Company and Mark R. Lundberg dated as of February 12, 1999

               10.5 Amendment to Employment Agreement between the Company and Scott B. Sanders dated as of February 12, 1999

               11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

               27          Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

               None

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

                              FIRST COMMONWEALTH, INC.
                                    (Registrant)


Date:  May 17, 1999           By:   /s/ Christopher C. Multhauf
                                    -----------------------------------
                                    Christopher C. Multhauf
                                    Chairman and Chief Executive Officer



Date:  May 17, 1999           By:   /s/ David W. Mulligan
                                    -----------------------------------
                                    David W. Mulligan
                                    President, Secretary and Chief Operating
                                    Officer



Date:  May 17, 1999           By:   /s/ Scott B. Sanders
                                    -----------------------------------
                                    Scott B. Sanders
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.            Description
-----------            -----------

10.1 Amended and Restated Employment Agreement between the Company and Christopher C. Multhauf dated as of February 12, 1999

10.2 Amended and Restated Employment Agreement between the Company and David W. Mulligan dated as of February 12, 1999

10.3 Amendment to Employment Agreement between the Company and Gregory D. Stobbe dated as of February 12, 1999

10.4 Amendment to Employment Agreement between the Company and Mark R. Lundberg dated as of February 12, 1999

10.5 Amendment to Employment Agreement between the Company and Scott B. Sanders dated as of February 12, 1999

11 Statement Regarding Computation of Earnings Per Share (Included as Note 2 in Notes to Consolidated Financial Statements filed herewith)

27              Financial Data Schedule