Form 10-K/A
period 1998-12-31
FIRST COMMONWEALTH INC
filed 1999-05-25
CIK 1001493

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A

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

The Registrant hereby amends Item 6 in its entirety as follows:

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

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                          1998        1997      1996(3)      1995       1994
                                                          ----        ----      -------      ----       ----
                                                        (in thousands, except for per share and operating data)
Consolidated Statement of Income Data:
Subscriber revenue..........................             $ 64,170    $ 56,594   $ 44,099   $  33,315  $  22,077
Benefit coverage expenses...................               42,731      37,932     27,873      20,286     12,321
                                                       ----------  ---------- ----------  ---------- ----------
Gross margin................................               21,439      18,662     16,226      13,029      9,756
Selling, general and administrative expense                15,496      13,550     12,273       9,883      7,458
                                                       ----------  ---------- ----------  ---------- ----------
Operating income............................                5,943       5,112      3,953       3,146      2,298
Interest income, net........................                  693         495       642          194         59
                                                       ----------  ---------- ----------  ---------- ----------
Income before income taxes..................                6,636       5,607      4,595       3,340      2,357
Provision for income taxes..................                2,645       2,284      1,864       1,336      1,009
                                                       ----------  ---------- ----------  ---------- ----------
Net income..................................             $  3,991    $  3,323   $  2,731   $   2,004  $   1,348
                                                       ==========  ========== ==========  ========== ==========

Basic earnings per share (1)................             $   1.10    $   0.92   $   0.79   $    0.69  $    0.48
                                                       ==========  ========== ==========  ========== ==========

Diluted earnings per share (1)..............             $   1.07    $   0.89   $   0.76   $    0.67  $    0.47
                                                       ==========  ========== ==========  ========== ==========

Selected Operating Data:
Members at end of period:
  Managed Care..............................              482,200     450,400    341,600     265,800    215,700
  Indemnity/PPO.............................               75,600      65,300     56,200      36,700     11,600
  Fee Income (2)............................               87,100      76,600     34,000       6,100         NC
                                                       ----------  ---------- ----------  ---------- ----------
    Total Members...........................              644,900     592,300    431,800     308,600    227,300

Consolidated Balance Sheet Data (at end of period):
Total current assets........................             $ 20,252    $ 16,554   $ 21,023   $  16,889  $   5,716
Total assets................................               38,076      31,895     34,454      19,111      7,217
Total current liabilities...................               10,181       8,325     14,331       7,280      3,977
Total liabilities...........................               10,357       8,573     14,498       7,405      4,077
Preferred stock.............................                   --          --         --          --        892
Stockholders' equity........................               27,719      23,323     19,956      11,706      2,248

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

Date:  May 24, 1999                    FIRST COMMONWEALTH, INC

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities indicated on this 24th day of May, 1999.

         Name                                                    Capacity
         ----                                                    --------
/s/ Christopher C. Multhauf                 Chairman of the Board of Directors and Chief Executive Officer
--------------------------------            (principal executive officer)
Christopher C. Multhauf


/s/ David W. Mulligan*                      Director, President, Secretary and Chief Operating Officer
--------------------------------
David W. Mulligan


/s/ Scott B. Sanders*                       Chief Financial Officer and Treasurer (principal financial and
--------------------------------            accounting officer)
Scott B. Sanders


/s/ Richard M. Burdge, Sr.*                 Director
--------------------------------
Richard M. Burdge, Sr.


/s/ William J. McBride*                     Director
--------------------------------
William J. McBride


/s/ Jackson W. Smart, Jr.*                  Director
--------------------------------
Jackson W. Smart, Jr.

*By: /s/ Christopher C. Multhauf
     ---------------------------
     Christopher C. Multhauf
     Attorney-In-Fact